Form 10QSB
period 1999-09-30
SALEOUTLET COM INC
filed 1999-11-12
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 1999
                                    -----------------------

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to

Commission File No. 0-26569

                              SALEOUTLET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       88-0399260
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation  or organization)

132 West 21st Street, New York, NY                            10011
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code  (212) 691-0288

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of November 1, 1999
-----------------------------------         ------------------------------------
         Common Stock                                   8,927,271 shares
         Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          Item 1. Financial Statements
--------------------------------------------------------------------------------


                                                                       Page

Unaudited Balance Sheet as of September 30, 1999                       F-1

Unaudited Statements of Operations for the three and nine  months
ended September 30, 1999 and 1998                                      F-2

Unaudited Statements of Cash Flows for the nine months
ended September 30, 1999 and 1998                                      F-3

Notes to Unaudited Financial Statements                                F-4


--------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------


Results of Operations

         Three Months Ended September 30, 1999

         During the three month period ended September 30, 1999, the Registrant had revenues from sales generated by its website of $81,199 compared to $0 revenues in the same period in 1998. This was the first full quarter since the Registrant commenced its Internet business of selling its clients' merchandise on its website. The Registrant's general and administrative expenses were $464,518 for the three months ended September 30, 1999 compared to $0 for the same period in 1998. These expenses are attributable primarily to officer and employee salaries, rent and overhead related expenses which did not exist in the comparable 1998 period. Management anticipates that it will experience increased revenues in the fourth quarter of 1999 from holiday sales through its website. It is also expected that revenues from initial site fees, maintenance fees and website design and creation will increase as the Registrant adds new clients to its vendor base. Currently, the Registrant has approximately 75 clients which list merchandise for sale on the Registrant's website. It is anticipated that this number will increase to approximately 100 by the end of the fourth quarter.

         Nine Months Ended September 30, 1999

         The Registrant commenced its business of selling clients' merchandise on its website during the second quarter of the 1999 fiscal year which generated revenues for that quarter of $15,000. During the nine month period ended September 30, 1999, the Registrant had revenues from sales on its website of $96,199 compared to $0 revenues during the same period in 1998 when the Registrant had no business or operations. General and administrative expenses also increased in the same period of 1999 to $972,415 from $100 in the comparable period in 1998. This increase is directly related to the commencement of the Registrant's business operations in the second quarter of the current fiscal year and is attributable to officer and employee salaries, rent and additional overhead and operating expenses of the business.

         From time to time the Registrant may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Registrant has no present agreements or understanding with respect to any such acquisition. The Registrant's future capital requirements will depend on many factors, including the entrance into strategic alliances, increases in advertising, marketing and promotions, growth of the Registrant's customer base, economic conditions and other factors including the results of future operations.

         The Registrant currently has five (5) full time employees and one (1) part time employee. Management expects to hire approximately four additional people in the next 12 months. It is anticipated that two will be directly related to sales and customer service, one will be directly related to the design, development and technical support of the Registrant's website, and one will be directly related to general and administrative. The anticipated future cost associated with this planned increase in employees is $150,000. The number of employees actually hired will be based upon the Registrant's ability to support the increased cost through cash flow generated by its business.

Liquidity and Capital Resources

         During the nine month period ended September 30, 1999, the Registrant raised approximately $1,100,000 through the sale of its securities. These funds have been used for website development ($125,000), equipment ($30,000), marketing and advertising ($600,000) and the balance of approximately $345,000 for working capital requirements.

         Management anticipates that the funds the Registrant received from the private sale of its securities together with cash flow from revenues will be sufficient to finance the Registrant's working capital requirements for the next 12 months. If, however, there is a need for additional capital, such funding will likely come from the sale of the Registrant's debt and/or equity securities, the successful sale of which, if any, cannot be assured.

Impact of Inflation

         Although the Registrant has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Year 2000 Disclosure

         The Company does not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of their facilities. All of the Company's computer systems are new and have been Year 2000 compliant since their acquisition. The

Company keeps current with all updates and revisions with all software the Company currently uses. It is anticipated that the software updates reflect required revisions to accommodate transactions in the Year 2000 and thereafter. Though it is not anticipated that the Company will have a problem at the turn of the century, the Company intends to coordinate the resolution of any Year 2000 problems with the vendors of the software the Company utilizes. Nonetheless, the Company recognizes the problems which may arise in connection with the Year 2000 issue.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company intends to survey its major clients to determine the extent to which their computer systems (insofar as they relate to the Company's business) are Year 2000 compliant. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its clients, or the extent to which it would be vulnerable to the client's failure to remediate any Year 2000 issues on a timely basis. The failure of a major client subject to the Year 2000 to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have an adverse effect on the Company. In addition, most of the purchases on the Company's web site are expected to be made with credit cards, and the Company's operations may be adversely affected to the extent its customers are unable to use their credit cards due to any Year 2000 issues that are not rectified by their credit card vendors. In a worst case scenario, if the Company's clients' computer systems or that of such clients' vendors do not contain the necessary software updates to be Year 2000 compliant, a multitude of problems could occur which may include, among others, lost orders, merchandise not shipped or shipped to incorrect addresses and credit card purchases incorrectly credited or debited. As a result, the Company could lose customers, clients, and credibility which could have a material adverse effect on its business and its financial condition.

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a)      The following exhibits are included in this filing:

         27  Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           SALEOUTLET.COM, INC.

Dated :   November 11 , 1999               By: /s/ Michael Aronowitz
                                               ------------------------
                                              Michael Aronowitz, President

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                               September 30,       December 31,
                                                                                                   1999                1998
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash                                                                                    $         593,470  $                0
     Accounts receivable                                                                                75,456                   0
     Prepaid expenses                                                                                  406,667                   0
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS           1,075,593                   0

PROPERTY, PLANT, AND EQUIPMENT                                                                           4,986                   0

OTHER ASSETS
     Organization costs, net                                                                                66                 120
                                                                                             -----------------  ------------------

                                                                                             $       1,080,645  $              120
                                                                                             =================  ==================

LIABILITIES AND EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                                        $          50,398  $                0
     Officer advances                                                                                        0                 185
     Credit cards payable                                                                                5,875                   0
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES              56,273                 185

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value
     Authorized 50,000,000 shares
       Issued 9,006,287 shares (6,000,000 in 1998)                                                       9,006               6,000
     Additional paid-in capital                                                                      1,951,422                   0
     Deficit accumulated during development stage                                                     (936,056)             (6,065)
                                                                                             -----------------  ------------------
                                                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           1,024,372                 (65)
                                                                                             -----------------  ------------------

                                                                                             $       1,080,645  $              120
                                                                                             =================  ==================

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                      9/1/95
                                                        Three months ended              Nine months ended            (Date of
                                                           September 30,                  September 30,            inception) to
                                                        1999           1998           1999            1998            9/30/99
                                                   -------------  --------------  -------------  -------------  ------------------
INCOME
   Revenue                                         $      81,199  $            0  $      96,199  $           0  $           96,199
                                                   -------------  --------------  -------------  -------------  ------------------
                                     TOTAL INCOME         81,199               0         96,199              0              96,199

EXPENSES
   General and administrative                            464,518               0        972,415            100             978,240
   Amortization and depreciation                             222              18            258             54                 498
   Research and development                                    0               0         65,000              0              65,000
                                                   -------------  --------------  -------------  -------------  ------------------
                                                         464,740              18      1,037,673            154           1,043,738
                                                   -------------  --------------  -------------  -------------  ------------------
                             TOTAL OPERATING LOSS       (383,541)            (18)      (941,474)          (154)           (947,539)

OTHER INCOME
   Interest                                                7,382               0         11,483              0              11,483
                                                   -------------  --------------  -------------  -------------  ------------------

Net loss before income taxes                            (376,159)            (18)      (929,991)          (154)           (936,056)
                                                   -------------  --------------  -------------  -------------  ------------------

Income tax expense                                             0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $    (376,159) $          (18) $    (929,991) $        (154) $         (936,056)
                                                   =============  ==============  =============  =============  ==================

Loss per weighted average share                    $        (.04) $         (.00) $        (.14) $        (.00)
                                                   =============  ==============  =============  =============

Weighted average number of shares
   outstanding                                         9,006,287       6,000,000      6,701,199      6,000,000
                                                   =============  ==============  =============  =============

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      9/1/95
                                                                                        Nine months ended            (Date of
                                                                                          September 30,            inception) to
                                                                                      1999            1998            9/30/99
                                                                                  -------------  -------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (929,991) $        (154) $         (936,056)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization and depreciation                                                        258             54                 498
       Stock issued for expenses                                                        528,333              0             528,333
   Changes in assets and liabilities:
       Accounts receivable                                                              (75,456)             0             (75,456)
       Accounts payable and accrued expenses                                             56,273              0              56,273
       Officer advances                                                                    (185)           100                   0
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY OPERATING ACTIVITIES       (420,768)             0            (426,408)

INVESTING ACTIVITIES
   Organization costs                                                                         0              0                (360)
   Purchase of equipment                                                                 (5,190)             0              (5,190)
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY INVESTING ACTIVITIES         (5,190)             0              (5,550)

FINANCING ACTIVITIES
   Issue convertible promissory notes                                                   155,000              0             155,000
   Sale of common stock                                                                 864,428              0             870,428
                                                                                  -------------  -------------  ------------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES      1,019,428              0           1,025,428
                                                                                  -------------  -------------  ------------------

                                                          INCREASE (DECREASE) IN
                                                       CASH AND CASH EQUIVALENTS        593,470              0             593,470

Cash and cash equivalents at beginning of period                                              0              0                   0
                                                                                  -------------  -------------  ------------------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $     593,470  $           0  $          593,470
                                                                                  =============  =============  ==================

SUPPLEMENTAL INFORMATION
   Effective September 30, 1999 the Company issued 103,333 shares of its restricted common stock to retire $155,000 of convertible promissory notes and 155,000 shares for interest associated with the notes.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 1:       CHANGE IN CONTROL

              On March 1, 1999, the then current Board of Directors of Austin Underground, Inc. appointed Michael Aronowitz and Jefferson Barr to the Board of Directors and as President and Vice President, respectively, of the Company. Immediately thereafter, the then current management and its previous Board of Directors resigned. Thereafter, in April 1999, Messrs. Aronowitz and Barr received 1,560,000 and 1,470,000 shares of the Company's common stock respectively and an additional 1,470,000 shares were issued to a key employee of the Company. Also, in April 1999, prior officers returned an aggregate of 3,000,000 shares of common stock to the Company for cancellation. There was no reverse split of the common stock prior to the sale of 4,500,000 shares in April, 1999.

NOTE 2:       REVENUE RECOGNITION POLICY

              The Company recognizes commission income when a client sells a product through the Company's website.

              Revenue from site and change fees will be recognized at the point the service is rendered.

              Revenue from the rental of e-mail database info will be recognized when the information is provided to the client.

              Revenue from web site creation will be recognized when the web site is operational for the client.

              Revenue from catalog design and marketing will be recognized upon completion of the project.

              Revenue from web site advertising will be recognized over the period of the contract.

NOTE 3:       ISSUANCE OF COMMON STOCK

              During the nine months ended September 30, 1999, the Company issued common stock for services. An aggregate of 4,500,000 shares were issued to three individuals as an incentive to join the
              Company and develop an operating business. These shares were valued at $.01 per share which then current management believed to be the fair value of the services to be provided. 500,000 shares were issued to a consultant and valued at $1.00 per share, which was believed by management to be the fair value of the services to be received. The shares were issued when there was no market for the Company's stock and before the Company began selling stock for $1.50 per share. The Company issued 150,000 shares of stock for advertising services. The shares were valued at $1.50 per share which the Company believes is fair value for the services to be received. The Company also issued 10,000 shares to a director and valued the shares at $1.00 per share which the Company believes is fair value for the services to be provided by the director. At September 30, 1999, an amount of $406,667 has been recorded as a prepaid expense and $328,333 is reflected in general and administrative expenses. The Company also issued 155,000 shares of stock valued at $1.00 per share as a premium to encourage three holders of convertible promissory notes to convert their notes to shares of common stock at $1.50 per share. The $155,000 has been treated as interest expense and is reflected in general and administrative expenses. The Company also issued 103,333 shares of common stock at $1.50 per share to retire the $155,000 of notes.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                               September 30, 1999


NOTE 4:       COST OF DOING BUSINESS

              The financial statements include all costs of doing business. Officers are being compensated on a monthly basis at a rate which is reasonable in the industry and have not performed services for which they have not been compensated. All costs of doing business are reflected in the financial statements. The financial statements are prepared on the accrual basis of accounting to properly record revenue and expense.

NOTE 5:       STOCK OPTIONS

              On June 3, 1999, the Company granted the Vice President of New Business and Marketing options to purchase 80,000 shares of the Company's restricted common stock at a price of $5.50 per share, for the period commencing 90 days after her employment began and during the term of her employment, but in no event for more than 10 years. The options granted were at an exercise price above the market price at the time of grant. On September 15, 1999, the option price was lowered to $2.25 per share, which was above the market price at that date.

              On August 11, 1999, the Company's President and Vice President were each granted options to purchase 200,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share, which was the market price at the time of grant. The options are exercisable at any time during the term of employment of the individuals.

              On September 15, 1999, an employee received options to purchase 20,000 shares of the Company's restricted common stock at a price of $2.25 per share for the period commencing 90 days after her employment began, and during the term of her employment, but in no event for more than 10 years. The options granted were at an exercise price above the market price at the time of grant.