Form 10KSB
period 1999-12-31
SALEOUTLET COM INC
filed 2000-04-28
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1999        Commission File No. 0-26569

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________


                              SALEOUTLET.COM, INC.
                              --------------------
                    (Exact name of registrant in its charter)



          Nevada                                         88-0399260
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


  132 West 21st Street
     New York, NY                                          10011
------------------------------                       ---------------
(Address of principal executive                          (Zip Code)
offices)


Registrant's telephone number, including area code:  (212) 691-0288


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $ 0.001 par value per share
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]         NO


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $ 160,319

 The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 20, 2000: $6,876,407.

As of April 20, 2000 the Registrant had 9,094,271 shares of Common Stock outstanding.

                                     PART 1

Item 1.  Description of Business

(a)      General Business Development
         ----------------------------

         History
         -------

         Saleoutlet.Com, Inc. ("Saleoutlet" or the "Company"), was incorporated in Nevada on September 1, 1995. The Company was formed specifically to seek viable businesses or enterprises to acquire but had not located such a candidate. From inception until March 1, 1999, the Company had no operations and conducted no business.

         In March 1999, then current management of the Company successfully negotiated with a small group of individuals who had many years of marketing experience and were poised to introduce an Internet based consumer driven business. As a result, former management resigned and a new Board of Directors and management team was installed. The Company changed its name to Saleoutlet.Com, Inc. and in May 1999 the Company launched its new Internet-based business.

         On July 1, 1999, the Company filed a Form 10-SB registration statement with Securities and Exchange Commission ("SEC") which became effective in August 1999. Since such time, the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934.

         (b)  Business of the Company
              -----------------------

                Principal Products and Services and Their Markets
                -------------------------------------------------

         The Company offers its clients their own "sale site" where, for a flat fee, each client can offer 20 items for sale at a time. The client maintains the sale site for a limited period of time, based on renewals and/or terms. The client is able to update prices, copy or products for a flat per-item charge after the first 20 items, and for a yearly maintenance fee, can make unlimited changes. The site allows the Company's clients to sell off overstocks without having to sell these overstocks to a jobber at pennies on the dollar. It allows the client to set its own price for an item provided it is at a discounted price within the parameters established by the Company. The low cost of posting merchandise on the Company web site provides a client with the potential for a significant return on its investment in a relatively short period of time. It also allows for a client to maintain its public image by not selling its overstocks to a wholesaler.

         The items available for sale on the web site range from jewelry to crystal to golf bags at discounts of 10% to 50% off regular retail prices and are available 24 hours a day, seven days a week. Currently, the Company offers items from over 100 clients at a time on its saleoutlet.com web site. It is anticipated that this number will increase two fold over the next 12 months. A search for a particular product can be conducted by item, store, category or price. The search engine searches the entire database of all clients' products and then displays the matches for the viewer. This allows a customer to shop all stores of all clients from one search engine. A description and picture of the item listed for sale are also provided. A customer need only fill one shopping basket for all items to be purchased regardless of how many stores he purchases from in one shopping trip. As a result, only one checkout is required. The Company's software calculates all taxes and shipping and handling charges and posts all totals. For the quarter ended December 31, 1999, three clients, Lanac Sales, Inc., ZurichUS Insurance, and Whatever Works, accounted for approximately 28 %, 17%, and 12%, respectively, of the Company's revenues.

         The Company derives its revenue from six sources:

                  1) Commissions. The Company receives a 10% commission of the sale price on each item sold through its web site, net of any shipping, handling or other charges assessed by the client. The Company began invoicing clients for commissions on all merchandise sold commencing in August 1999 and on a monthly basis thereafter. Management expects that this will be a material source of the Company's revenue.

                  2) Site and Change Fees. Commencing in the first quarter of 2000, the Company began charging each new client an initial site fee for its participation in and selling its products through the Company's web site. The Company also currently charges its clients for each product change after the first 20 products listed for sale and will continue to do so. A client may also choose to pay a flat fee, which will allow for unlimited product changes over a certain time period.

                  3) E-Mail Database Rental. The Company intends to rent its e-mail name and address database to third parties commencing in the third quarter of 2000. This is information that it collects through its saleoutlet.com web site. The industry rate for this information can vary greatly, from $.05 per name and address to as much as $10.00 or more for a single name and address based upon specific demographics such as age, gender, income, interests, etc. Management expects that this will represent a material source of the Company's revenue in the future.

                  4) Web Site Creation. The Company has generated revenue by charging fees for the creation, design and building of web sites for its clients which will effectively be an enhancement of the "mini" sites it designs and builds for clients for use in conjunction with the saleoutlet.com web site. The fees are based upon industry standard hourly labor rates.

                  5) Catalog Design and Marketing. Management's prior experience was in the design and production of mail order catalogs for their clients. The Company produces traditional retail design work but, only if the finished product is also a part of the Company's web site. Customarily, fees for these services are per page for creative design, per day for photography and per hour for film separations and retouching. These prices are based on industry standards.

                  6) Web Site Advertising. The Company's web site will include what is referred to as "banner advertising" which is expected to be a significant source of revenue. This is expected to begin in the third quarter of 2000. Such advertising will be sold to clients and others for a fee, which fee will be based on several factors such as time and space. Banner advertising fees on web sites customarily average approximately $10 to $50 for each click per user (CPU). Management does not anticipate that it will participate in a barter program for banner ads and the Company does not recognize barter revenues.

         The Company began to recognize revenue from operations in June 1999, approximately one month after the initial launch of its web site. These revenues were primarily attributable to fees charged to clients for web site design in connection with their inclusion of products for sale through the Company's web site. The Company also immediately recognized revenue from the initial site fees it began charging new clients commencing in 2000.

                  Marketing and Distribution
                  --------------------------

         The Company is taking advantage of the growing number of consumers who purchase merchandise via the Internet by creating a one-stop shopping type of experience while at the same time providing the benefits of an outlet mall shopping experience because of the variety of goods available at discounted prices. To increase client awareness of its web site, the Company purchases space advertising in trade publications, including "Catalog Age" and "Direct Magazine", and management attends trade shows throughout the United States. In addition, the Company also utilizes direct mail and e-mail to reach potential clients. The Company owns the domain name "saleoutlet.com".

         The Company also rents e-mail lists from third parties and is a member of link share. Link share is a consortium of approximately 700 companies, each of which provides free advertising on its web site for all other members. At the present time, the Company is only using computer-based advertising to reach potential customers although it does solicit potential clients over the phone using targeted industry lists of companies. The Company has also utilized a radio campaign on "WCBS" in New York.

        There are approximately 15,000 catalogs in the marketplace today. Many of the companies that publish catalogs are seeking ways to take advantage of the low overhead benefits of the Internet and sell their merchandise on-line. Management believes that there are thousands of potential clients that will avail themselves of the Company's services because the Company provides such potential clients with a cost effective manner to sell their overstocked merchandise and realize profits other than selling to a liquidator which typically results in a return of pennies on the dollar. In addition to liquidating their overstocks, a client also acquires a new buyer and name. Since the overall cost attributable to name acquisition in the mail order industry averages approximately $10 to $12 per name, this is a significant benefit to client. The Company also offers a hyperlink to the client's web site thereby directing consumer traffic to them. The Company has created a web site where customers find items, which are already discounted rather than going from site to site on a continual basis waiting for items to go on sale. Management believes that the Company has thereby created a sale search engine for the Internet.

         In addition to Internet sales on the Company's web site, the Company is enhancing the customer's shopping experience and convenience by offering an event reminder and bargain registry. The bargain registry allows a customer to register search parameters for particular items. When the system locates a match in its database the customer is automatically e-mailed an alert with a hot link to take him directly to that item. The event reminder allows a customer to enter specific dates for which he will receive an e-mail reminder at a predetermined date prior to those dates. The customer can then use the web site and the bargain registry to shop for gifts for these events.

         The Company does not maintain an inventory nor stock any merchandise. It relies upon its clients to provide the listings of the merchandise for sale and its consumer goods' contacts and its internal marketing expertise to locate the requested merchandise. The vendor is responsible for delivering the merchandise ordered directly to the customer.

         The Company is currently leveraging its established assets to launch a business-to-business (B2B) turnkey e-tail solution for content sites and/or commerce sites limited by their inventory and/or infrastructure. This third-party exchange model allows the Company to sell products and marketing services without an inventory risk and minimal branding to the consumer market. The Company is currently offering this to solution for "winfreestuff.com" and "mediamags.com."

         Web sites can use the Company's turnkey e-tail solution to: merchandise products within their own site environment, in a private label retail store deriving retail revenue from each transaction gathering, and using all transaction, sales and customer data, allowing a closer long-term customer relationship. The Company enables content sites to sell a wide range of vendor backed products including consumer electronics, computers, crystal, books, video, audio, games, and software without the need to establish the fulfillment/ distributor/manufacturer relationships to acquire them or incurring the many burdens of commerce development and maintenance. A value added for this e-tail solution is that the Company does permit the content provider to sell its own vendors into the e-tailing solution or become a vendor themselves, providing a flexible product that is able to satisfy a variety of company/client business models.

                  Competition
                  -----------

         The sale of consumer goods over the Internet has exploded in the last two years. It is anticipated that by the year 2003 consumers will purchase over $108 billion in products online according to a Forrester Research Report. In addition, 6.3 million online shoppers will be added to the current number for each of the next five years representing more than 60 million U.S. households expected to be purchasing products online. As a result, competition for the attention of these online consumers and their dollars is expected to increase dramatically. There may be companies that are initially better financed and may have greater name recognition.

         One of the Company's competitors is "Catalog City," a three year-old company that sells all items, which appear in a vendor's catalog thereby duplicating the catalog and the vendor's web site, if any. In contrast, the Company only sells 20 of a client's items, none of which appear on its clients' web site. Since a client's items for sale on the saleoutlet.com web site are constantly changing, customers will always find new items. This creates an incentive to return to the site again and again. Other competitors include "Skymall", which began its Internet based business operations approximately four years ago and "Blue Fly", which commenced operations in 1998. Unlike vendors who sell products through "Skymall", the Company's clients only sell overstocks and sale items. "Blue Fly" is an on-line purchaser of merchandise overstocks from a manufacturer at a significantly reduced fixed cost, which is usually $0.11 on the dollar. Management believes that their collective years of experience in the catalog marketing business prior to joining the Company will provide the Company with the creative and marketing edge necessary to compete effectively and successfully in the market place. Management further believes that its unique selling approach of using direct e-mail to the Company's database of customers, the ability of its clients to potentially achieve a significant return on its investment in a relatively short time period and the ease of use for customers differentiates it from other competitors and will create a positive environment for clients and customers.

                  Dependence on Major Customers
                  -----------------------------

         While the Company does not anticipate a dependence on any one particular client in the future, during its early development stage, it received a majority of revenue from three different clients: Lanac Sales, Inc., ZurichUS Insurance, and Whatever Works, which in the aggregate accounted for 53% of revenues in fiscal 1999. The Internet has changed the way people shop providing convenience and the ability to comparison shop without leaving their home or office. Customers will log on to several sites searching for particular items and may periodically check other web sites to determine if a particular item is now on sale but will look to the Company's web site for sale items knowing that all merchandise is always priced at a discount from retail price. Management expects that once its web site becomes more popular, it will be included in a "favorites" list of consumers who shop on-line.

         Retailers have become very aware of the change in consumer shopping habits and have come to the realization that they must keep pace with these changes to stay competitive. Due to the ability of consumers to compare price, product, manufacturer and other factors on-line by the click of a mouse, retailers know that if they limit themselves to just one Internet address they run the risk of losing sales. Accordingly, they must include their products for sale on additional web sites to avail themselves of the greatest exposure to consumers on the Internet and to continually sell their merchandise. Further, retailers will also seek a competitive edge by selling merchandise at or near the same physical location of a competitor. Management believes that these factors will attract new clients to its web site, including those who compete in the traditional marketplace.

                  Patents and Proprietary Rights
                  ------------------------------

         The technology used to power the Company's web site is a designed, web based e-commerce custom solution. Using the latest available technology, it is specifically designed to offer a user- friendly shopping interface together with an extremely powerful management system. The Company does not currently own any patents or copyrights but does own a federally registered trademark for its name, "Saleoutlet.com", and its logo. It does not have any software or other license agreements at the present time. The Company regards its trade secrets and similar intellectual property as valuable to its business, and will rely on trademark law, trade secret protection and confidentiality agreements now and copyright law, and/or license agreements possibly in the future, with its employees, partners and others to protect its proprietary rights. The Company currently requires that each employee execute a confidentiality agreement. There can be no assurance however that the steps taken by the Company will be adequate to prevent misappropriation or infringement of its intellectual property.

                  Governmental Approvals and Regulations
                  --------------------------------------

         At this point in time, there is no need for government approval of the Company's principal products or services. The Company will be subject, both directly and indirectly, to various laws and regulations relating to its business, although there are few laws or regulations directly applicable to access to the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution, sales and other use taxes and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

         The enactment of any additional laws or regulations may impede the growth of the Internet, which could, in turn, decrease the demand for the business, or otherwise have an adverse effect on the Company. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, contests and sweepstakes, libel, personal privacy, rights or publicity, language requirements and content restrictions, is uncertain and could expose the Company to substantial liability.

         In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet.

         Any such new legislation or regulation or application or interpretation of existing laws could have an adverse effect on the Company's business, results of operations and financial condition. U.S. and foreign laws regulate certain uses of customer information and development and sale of mailing lists. The company believes that it is in material compliance with such laws, but new restrictions may arise in this area that could have an adverse affect on the Company.

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

                   Research and Development Costs
                   ------------------------------

         The Company intends to establish a small research and development team, composed of both core and rotating engineering and marketing personnel, who will develop and adopt new products, services, equipment, software and tools. The Company believes that the results of this work will allow the Company to enhance its services as well as its ability to provide those services effectively. During the 1999 fiscal year, Saleoutlet did not incur significant costs in connection with research and development. Such costs approximated $65,000 in the period between mid-March and early May 1999. The Company currently uses Bit x Bit, a New York City based interactive web development company specializing in web based e-commerce management solutions, to improve and update its web site technology.

                  Employees
                  ---------

         As of December 31, 1999, Saleoutlet had six (6) full-time employees and one (1) part-time employee. The Company also employs independent contractors and other temporary employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company expects the number of employees to grow significantly over the next twelve months. The areas of growth are anticipated to be in sales, vendor account services, technical support and customer service. This will result from the anticipated increase in vendors on the web site, which, in turn, will require additional customer and vendor support. Competition for qualified personnel in certain areas of the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Item 2. Properties.

         The Company's executive offices are located in, and substantially all of its operating activities are conducted from, leased office space located at 132 West 21st Street, New York, New York. The Company sublets its office space from Z. Michaels, Inc., a company owned by the president of the Company and its chief operating officer, at a per square foot rental rate that management believes is significantly lower than the price it would pay for comparable space in the same geographic location. The subleased space is comprised of approximately 5,000 square feet and the monthly rental fee is $4,500 per month which is the same rate being paid by Z. Michaels, Inc. There are approximately 18 months remaining under the terms of the lease between Z. Michaels, Inc. and the unaffiliated, third party landlord. The Company believes that it will be able to obtain suitable space as needed and has the physical ability to acquire additional office space at its current location. The Company is not in the business of investing in real estate or real estate mortgages and does not own any real estate.

Item 3.   Legal Proceedings

         The Company is not involved in any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the vote of security holders during the year ended December 31, 1999.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholde Matters.

         The Company's Common Stock is quoted on the NASD Electronic Bulletin Board (OTC: BB) under the trading symbol "SLET". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter and subsequent interim period since the Common Stock commenced actual trading in January 1999, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                High Bid              Low Bid
                                --------              -------
Fiscal 1999
-----------
First Quarter                   *                      *

Second Quarter                  $ 4.875                $ 0

Third Quarter                   $ 3.625                $ 1.375

Fourth Quarter                  $ 5.00                 $ 0.6875

Fiscal 2000
-----------
First Quarter                   $ 4.12                 $ 2.12

April 1-20                      $ 2.75                 $ 1.1875

-----------------------------
* No quotations are available for this period.

         The Company presently is authorized to issue 50,000,000 shares of Common Stock, of which 9,094,271 shares were outstanding as of April 20, 2000.

Holders
-------

         There were approximately 71 holders of record of the Company's Common Stock as of April 20, 2000.

Dividends
---------

         The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

         Year Ended December 31, 1999 Compared to December 31, 1998.

         The Company commenced its business of selling clients' merchandise on its web site during the second quarter of the 1999 fiscal year which generated commissions for that quarter of $15,000. During the year ended December 31, 1999, the Company had revenues from sales generated from catalog design, photography, and commissions of approximately $160,000 compared to $0 revenue during the same period in 1998 when the Company had no business or operations. General and administrative expenses also increased in the same period of 1999 to approximately $880,000 from $0 in the comparable period in 1998. This increase is directly related to the commencement of the Company's business operations in the second quarter of the 1999 fiscal year and is attributable to officer and employee salaries, rent and additional overhead and operating expenses of the business.

     The Company currently has six (6) full time employees and one (1) part time employee. Management expects to hire approximately ten additional people in the next 12 months. It is anticipated that two will be directly related to sales and customer service, one will be directly related to the design, development and technical support of the Company's web site, and one will be directly related to general and administrative. The anticipated future cost associated with this planned increase in employees is $500,000. The number of employees actually hired will be based upon the Company's ability to support the increased cost through cash flow generated by its business.

         From time to time the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including the entrance into strategic alliances, increases in advertising, marketing and promotions, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 1999 the Company's cash balance was $338,143, as compared to $0 at December 31, 1998. The Company had a positive cash flow for the year ended December 31, 1999. The Company believes that the current cash balance plus the additional contemplated raise of up to $350,000 through the sale of its securities will be sufficient to finance its operations for the next twelve months.

         Financing activities through the sale of convertible debt and Common Stock generated cash in the aggregate amount of $1,037,000.

         Impact of Inflation
         -------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Forward-Looking Statements
--------------------------

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 7.   Financial Statements

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Management is not aware, and has not been advised by any predecessor accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure.

         As disclosed in the Company's Form 10-SB, effective August, 1999, the Company changed auditors but not as a result of any disagreements with its former auditors. The Company's current auditor is Richard A. Eisner & Company, LLP.

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

      (a) Identification of Directors and Executive Officers
          --------------------------------------------------

         As of April 20, 2000, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                                  Period Served
Name                  Age      Position                           As Director*
----                  ---      --------                           -----------

Michael Aronowitz     36       President, CEO and Director       March 1999 to
                                                                 present

Jefferson Barr        37       Vice President, Secretary         March 1999 to
                               and Director                      present

Lawrence Brown        54       Director                          April 1999 to
                                                                 present
---------------------------------
         * The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

         Michael Aronowitz, age 36, has been president, chief executive officer and a director of the Company since March 1999. From 1991 to March 1999, he was President of Z. Michaels NY, Inc., a full service direct mail agency, which he founded in 1991. Z. Michaels designed and produced catalogs for specific target markets. Z Michaels has wound down its operations and will cease all business operations by May 2000. From 1984 to 1991, Mr. Aronowitz was employed as sales manager for Concepts in Color, a catalog design and marketing company located in New York.

          Jefferson Barr, age 37, has been vice-president, secretary and a director of the Company since March 1999. From 1995 to March 1999, he was vice-president of Z. Michaels NY, Inc. From 1992 until 1995, Mr. Barr was president of Mod Graphics, Inc., a company which specialized in the creation, production and marketing of direct mail advertising and mail order catalogs. From 1989 to 1992, he was the creative director for Avirex USA and The Cockpit Catalog, a wholesale manufacturer and retail catalog of sportswear apparel and authentic aviation clothing and accessories. Mr. Barr received his Bachelor of Fine Arts degree in illustration and communication from the Parsons School of Design.

         Lawrence Brown, age 54, has been a director of the Company since April 1999. Since 1981, Mr. Brown has been a partner in Professional Product Research, a closely held company, and has responsibility for new product sales to over 100 domestic and foreign catalogs. For the past 25 years, Mr. Brown has been involved in the direct mail industry with experience in catalogs, lead generation, merchandising and creative development. He has assisted in the development of catalogs in Canada and South America and managed the "Dr. Leonard" catalog from concept to its position as the largest health care catalog in the world.

         (b) Directorships
             -------------

         None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

         (c) Identification of Certain Significant Employees
             -----------------------------------------------

         In addition to Messrs. Aronowitz and Barr, the Company employs two key individuals:

         Christopher Stys, age 37, was the Company's part-time creative director from March 1999 to December 1999 and became the full-time Director of Creative Design in January 2000. From 1995 to January 2000, Mr. Stys was secretary and treasurer of Z. Michaels NY, Inc. From 1992 to 1995, he was vice-president of Mod Graphics, Inc. and from 1990 to 1992, he was the art director for Avirex USA. Mr. Stys received his Bachelor of Fine Arts degree from Edinboro University.

         Amy Gottenberg, age 31, has been vice-president of marketing and business development for the Company since June, 1999 From 1997 to June, 1999, she was a consultant to Meisel, Inc., a software distribution company, and Veritel Corporation, a voice recognition company, on matters relating to sales and business development. From 1996 to 1997, she was manager of electronic financial services for Donnelley Financial, a R.R. Donnelley & Sons company. From 1995 to 1996, Ms. Gottenberg was director of media products and services for Jupiter Communications. From 1994 to 1995, she was a new media and emerging technologies analyst for Simon & Schuster. From 1991 to 1994, Ms. Gottenberg was a consultant to AT&T, The Voyager Company and Futurevision Entertainment. She is a member of New York New Media and Venice Interactive Community, two online trade associations. Ms. Gottenberg received her Bachelor of Science degree in mass communications from Boston University and her Master of Professional Studies, Interactive Telecommunications Program, from New York University.

         (d) Family Relationships
             --------------------

                  There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

Item 10.     Executive Compensation

         The Company did not compensate prior management in the years ended December 31, 1998, 1997 and 1996 since it was inactive during those years. The Company commenced compensating Messrs. Aronowitz, Barr and Brown since they were appointed to their respective positions in March 1999. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 1999, 1998, 1997 and 1996.

                                                      Summary Compensation Table

                                                                                                   Long Term Compensation
                                                                                             --------------------------------
                                    Annual Compensation                                      Awards              Payouts
                        -------------------------------------------                          ------              -------

Name and                                                     Annual          Restricted      Under-                    Other
Principal                                                    Compen-         Stock           lying          LTIP       Comp-
Position                Year         Salary       Bonus      sation          Awards          Options      Payouts      ensation
--------                ----         ------       -----      ------          ------          -------      -------      --------
                                                                             (1)(3)          (2)(3)

Michael Aronowitz,       1999     $52,135          None      $52,135          1,560,000       550,000      None         None
President, and
Director
                         1998      None            None       None            None            None         None         None

Jefferson Barr, Vice     1999     $52,135          None      $52,135          1,470,000       550,000      None         None
President, Secretary
and Director
                         1998      None            None       None            None            None         None         None

Lawrence Brown,          1999      $2,000          None       $2,000          10,000          40,000       None         None
Director

-------------------------
(1) Messrs. Aronowitz and Barr received 1,560,000 and 1,470,000 shares, respectively, of the Company's Common Stock upon being appointed to the Company's Board of Directors and as executive officers of the Company.

(2) Messrs. Aronowitz's and Barr's August 1999 employment agreements each provide for the issuance of options to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share based upon the fair market value of a share of Common Stock as of August 11, 1999, the effective date of the employment agreements, which are exercisable for the term of their respective employment with the

Company but no longer than ten years from the date of grant. In addition, on December 10, 1999, the Board of Directors granted each of them options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.34 per share which was the fair market value per share of the Company's Common Stock on the date of grant. Such options are exercisable upon the earlier to occur of (i) exercise of the options in full (ii) 90 days after termination of employment with the Company, or (iii) ten years from the date of grant.

(3) Mr. Brown received 10,000 shares of the Company's Common Stock in connection with his appointment to the Board of Directors in June 1999 and will receive 10,000 shares for each year he serves in such capacity. In November 1999, he was granted an option, ratified by the Board of Directors on December 10, 1999, to purchase 40,000 shares of the Company's Common Stock at an exercise price of $1.25 per share which was the fair market value per share of Common Stock on the date of grant. The option is exercisable upon the earlier to occur of (i) exercise in full of the option, or (ii) ten years from the date of grant.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

         All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act. The Initial Statements of Beneficial Ownership on Form 3 for Messrs. Aronowitz, Barr, Stys and Brown were filed in December 1999.

         Option Grants in 1999
         ---------------------

         Pursuant to the terms of their respective employment agreements with the Company, Messrs. Aronowitz and Barr were each granted options to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share based upon the fair market value of a share of Common Stock on August 11, 1999 which was the effective date of their respective employment agreements. The options are exercisable, in whole or in part, during the term of their employment with the Company but no longer than ten years from the date of grant. On December 10, 1999, the Board of Directors granted each of Mr. Aronowitz and Barr options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.34 per share which was the fair market value per share of the Company's Common Stock on the date of grant. Such options are exercisable, in whole or in part, upon the earlier to occur of (i) exercise of the options in full (ii) 90 days after termination of employment with the Company, or (iii) ten years from the date of grant.

         In November 1999, Mr. Brown was granted an option, ratified by the Board of Directors on December 10, 1999, to purchase 40,000 shares of the Company's Common Stock at an exercise price of $1.25 per share which was the fair market value per share on the date of grant. The option is exercisable, in whole or in part, upon the earlier to occur of (i) the exercise of the option in full, or (ii) ten years from the date of grant.

         Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Value
         ---------------------------------------------------------------------
         Table
         -----

         None

         Long Term Incentive Plan ("LTIP") Awards Table

         None

         Compensation of Directors
         --------------------------

         Non-employee directors receive 10,000 shares of the Company's Common Stock for each year they serve on the Board of Directors. In addition, they each receive $400 for each meeting of the Board of Directors that they attend.

         Employment Contracts and Termination of Employment
         --------------------------------------------------
         and Change in Control Arrangements
         ----------------------------------

         The Company entered into five (5) years employment agreements with Michael Aronowitz, President of the Company and a director, and Jefferson Barr, vice president and secretary of the Company and a director, effective August 11, 1999. Pursuant to these employments agreements, Mr. Aronowitz and Mr. Barr are being compensated for their services at the rate of $75,000 per year in the first year and shall receive a 10% salary increase on each one-year anniversary of their employment agreements. The Company's Board of Directors may increase the salary as it deems appropriate. Pursuant to the terms of their respective employment agreements, they were each granted options to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $ 1.25 per share based upon the fair market value per share of the Common Stock on August 11, 1999, the effective date of the employment agreements. On December 10, 1999, the Board of Directors granted each of Mr. Aronowitz and Barr options to purchase an aggregate of 350,000 shares of the Company's Common Stock at an exercise price of $1.34 per share based upon the fair market value per share of the Common Stock on the date of grant.

         The options are exercisable at any time, in whole or in part, during the term of their respective employment with the Company but no longer than ten years from the date of grant. The options are in addition to the 1,560,000 shares and 1,470,000 shares, respectively, Messrs. Aronowitz and Barr received after being appointed as officers and directors of the Company in March 1999. These shares were issued as an incentive bonus to join the Company and develop an operating business and were valued at $.01 per share which was believed by then current management to be the fair value for the services to be received. The shares were issued at a time when there was no market for the Company's stock and before the Company began selling any shares of stock.

          The employment agreements provide that if Messrs. Aronowitz and Barr are terminated by the Company without cause (as defined in the employment agreements), each will be entitled to receive the lesser of (i) his base salary for one year from the date of termination plus the cash value of any accrued benefits, or (ii) the aggregate amount of his base salary plus the cash value of any benefits during the balance of the term of the agreements.

         The employment agreements also provide that Messrs. Aronowitz and Barr will not, during the term of the agreements or thereafter, disclose any confidential information of the Company without the prior written approval of the Company. Further, they will not during the term of the agreements and for a period of one (1) year thereafter, participate in any business or other enterprise that competes with the Company or solicit any of the Company's employees or customers or otherwise interfere with the Company's relationships and business.

                  Report on Repricing of Options/SARS

                  None

Item 11.     Security Ownership of Certain Beneficial owners

                  and Management

         (a)      Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------

         The following table sets forth as of April 20, 2000 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

                        Name and Address               Amount and Nature                Percent
Title of Class        of Beneficial Owner          of Beneficial Ownership (1)        of Class (2)
--------------        -------------------          ---------------------------        ------------
Common                Michael Aronowitz                   1,560,000                       21.9%
Stock                 132 West 21st Street
-----                 New York, NY 10011

Common                Jefferson Barr                      1,470,000                       20.9%
Stock                 132 West 21st Street
-----                 New York, NY 10011

Common                Christopher Stys                    1,470,000                       19.3%
Stock                 132 West 21st Street
-----                 New York, NY 10011

Common                Roger Tichenor                        500,000                        5.5%
Stock                 605 Crescent Executive Ct.
-----                 Suite 300
                      Lake Mary, FL 32746

-----------------------------
(1) All shares are owned directly by all listed persons. These amount do not include presently exercisable options of 550,000 shares for each of Messrs. Aronowitz and Barr and 350,000 shares for Mr. Stys.

(2) Percentages are calculated to include all presently exercisable options of 550,000 shares for each of Messrs. Aronowitz and Barr exercisable at $1.25 for 200,000 shares and $1.34 for 350,000 shares, and 350,000 shares for Mr. Stys exercisable at $1.34 per share, all calculated in accordance with Rule 13(d)(1).

                        Name and Address               Amount and Nature                Percent
Title of Class        of Beneficial Owner          of Beneficial Ownership(1)(2)      of Class (3)
--------------        -------------------          ---------------------------        ------------
Common Stock          Michael Aronowitz                   1,560,000                       17.2%
                      132 West 21st Street
                      New York, NY 10011

Common Stock          Jefferson Barr                      1,470,000                       16.3%
                      132 West 21st Street
                      New York, NY 10011

Common Stock          Lawrence Brown                         10,000                          *
                      27 Wolver Hollow Road
                      Old Brookville, NY 11545
All officers and
  directors as a
  group (3 persons)                                       3,040,000                       33.5%

------------------------------
* Less than 1%

(1)   All shares are owned directly by the listed individuals.

(2) Does not include presently exercisable options for 550,000, 550,000 and 40,000 shares of Common Stock, respectively, for Messrs. Aronowitz, Barr and Brown.

(3) Percentages are calculated to include all presently exercisable options of 550,000 shares for each of Messrs. Aronowitz and Barr exercisable at $1.25 per share for 200,000 shares and $1.34 for 350,000 shares, and 40,000 shares for Mr. Brown exercisable at $1.25 per share, all calculated in accordance with Rule 13(d)(1).

         (c) Changes in Control

         There is no arrangement which may result in a change of control.

Item 12. Certain Relationships and Related Transactions

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in Item 2. Properties, Item 10. Executive Compensation and the following paragraphs:

         During the year ended December 31, 1999, the Company hired Z. Michaels, Inc., a company controlled by the officers of the Company for various promotional material related expenses. Such expenses amounted to approximately $76,000 for the year.

         In June 1999, Lawrence Brown received 10,000 shares of the Company's Common Stock upon appointment to the Board of Directors and will receive 10,000 additional shares for each year he serves as a member of the Board of Directors. The Company valued these shares at $1.00 per share which management believed was the fair value for the services to be received. Every non- employee director shall also receive 10,000 shares for each year of service on the Board and $400 for each meeting of the Board of Directors attended.

         On March 10, 1999, the Company entered into a Consulting Agreement with Roger Tichenor to provide services to the Company. Such services include consultation with respect to business structure and corporate development, new projects and growth strategies, identifying possible mergers, acquisitions and joint ventures and strategic planning. As compensation for these services, Mr. Tichenor received 500,000 shares of Common Stock. The Company valued these shares at $1.00 per share which management believed to be the fair value for the services to be received over the term of the Consulting Agreement. The shares were issued before the Company began selling stock at $1.50 per share. The shares issued to Mr. Tichenor were issued in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of the shares.

         The Company was organized in September 1995 by Andrew W. Berney, Douglas Ansell and Bruce N. Barton who served as President, Secretary and Treasurer, respectively, of the Company and as directors from September 1995 until March 1999. Each of Messrs. Berney, Ansell and Barton purchased 1,000,000 shares of the Company's common stock at $.001 per share in September 1995 .

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

         (a) Documents filed as part of this Report:
             ---------------------------------------

             See Index to Financial Statements attached, which are included as an integral part of this Report.

         (b) Reports on Form 8-K
             -------------------

No reports on Form 8-K have been filed by the Company.

         (c) Exhibits
             --------

         (2) Articles of Incorporation, as amended, filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

         (3) Bylaws filed as an exhibit and incorporated by reference to the Company's Form 10- SB filed on July 1, 1999.

         (10) Employment Agreement between Michael Aronowitz and the Company effective as of August 11, 1999.

         (10)(i) Employment Agreement between Jefferson Barr and the Company effective as of August 11, 1999.

         (16) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

         (16)(i) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Amendment Number 1 to Form 10-SB filed on August 13, 1999.

         (23)(i)  Consent of Kurt D. Saliger C.P.A. dated March 31, 2000.

         (27)     Financial Data Schedule.

         (99) Report of Kurt D. Saliger dated April 20, 1999, filed as an exhibit and incorporated by reference to the Company's
                  Form 10-SB filed on July 1, 1999.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SALEOUTLET.COM, INC.


Date:  April 25, 2000                   By:  /s/ Michael Aronowitz
                                           -----------------------
                                                 Michael Aronowitz
                                                 President, CEO and Principal
                                                 Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                           Title                             Date
     ----                           -------                          -----
/s/ Michael Aronowitz              Chairman & Director            April 25, 2000
-------------------------
Michael Aronowitz



/s/ Jefferson Barr                Vice President, Secretary      April 25, 2000
-------------------------         and Director
Jefferson Barr


 /s/ Lawrence Brown               Director                       April 25, 2000
-------------------------
Lawrence Brown

                              SALEOUTLET.COM, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999




SALEOUTLET.COM, INC.
(a development stage company)

Contents

                                                                                                                       Page
                                                                                                                       ----

Financial Statements

   Independent auditors' report                                                                                        F-2

   Balance sheet as of December 31, 1999                                                                               F-3

   Statement of operations for the year ended December 31, 1999 and for the period
      September 1, 1995 (inception) through December 31, 1999                                                          F-4

   Statement of changes in stockholders' equity for the period September 1, 1995
      (inception) through December 31, 1999                                                                            F-5

   Statement of cash flows for the year ended December 31, 1999 and for the period
      September 1, 1995 (inception) through December 31, 1999                                                          F-6

   Notes to financial statements                                                                                       F-7


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
SALEOUTLET.COM, Inc.
New York, New York


We have audited the accompanying balance sheet of SALEOUTLET.COM, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended December 31, 1999 and the amounts for the year ended December 31, 1999 included in the cumulative amounts for the period from September 1, 1995 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of SALEOUTLET.COM, Inc., as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and the amounts for the year ended December 31, 1999 included in the cumulative amounts for the period from September 1, 1995 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has incurred a net loss and has experienced a cash outflow from operating activities for the year ended December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
April 11, 2000

SALEOUTLET.COM, INC.
(a development stage company)

Balance Sheet
December 31, 1999

ASSETS
Current assets:
   Cash and equivalents                                                                                        $        338,143
   Accounts receivable                                                                                                   48,727
   Due from affiliate                                                                                                    12,495
   Prepaid expenses                                                                                                     222,917
                                                                                                               ----------------

      Total current assets                                                                                              622,282

Fixed assets , net                                                                                                       67,462
                                                                                                               ----------------

                                                                                                               $        689,744
                                                                                                               ================
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                                                       $        181,313
   Capital leases - current portion                                                                                       8,322
                                                                                                               ----------------

                                                                                                                        189,635
                                                                                                               ----------------

Capital leases - less current portion                                                                                     7,442
                                                                                                               ----------------

Commitments (Note E)

STOCKHOLDERS' EQUITY
Common stock - $.001 par value; 50,000,000 shares authorized;
   8,934,271 shares issued and 108,016 shares issuable                                                                    9,042
Additional paid-in capital                                                                                            2,047,259
Deficit accumulated during the development stage                                                                     (1,563,634)
                                                                                                               ----------------

                                                                                                                        492,667
                                                                                                               ----------------
                                                                                                               $        689,744
                                                                                                               ================


                     See notes to financial statements

SALEOUTLET.COM, INC.
(a development stage company)

Statement of Operations

                                                                                                               September 1,
                                                                                                                   1995
                                                                                                Year           (Inception)
                                                                                               Ended                to
                                                                                            December 31,       December 31,
                                                                                                1999               1999
                                                                                                ----               ----
Revenue:
   Catalog design and photography                                                        $       158,738    $       158,738
   Commission                                                                                      1,581              1,581
                                                                                         ---------------    ---------------

                                                                                                 160,319            160,319
                                                                                         ---------------    ---------------

Expenses:
   Cost of service                                                                                68,656              68,656
   Sales, marketing and public relations                                                         563,488             563,488
   Research and development                                                                       65,000              65,000
   General and administrative                                                                    880,437             886,502
   Interest expense (including $155,000 of equity related charges in 1999)                       157,335             157,335
                                                                                         ---------------    ----------------

                                                                                               1,734,916           1,740,981
                                                                                         ---------------    ----------------

Loss from operations before other income                                                      (1,574,597)         (1,580,662)
                                                                                         ---------------    ----------------

Other:
   Interest income                                                                                17,028              17,028
                                                                                         ---------------    ----------------

Net loss                                                                                 $    (1,557,569)   $     (1,563,634)
                                                                                         ===============    ================

Net loss per common share - basic and diluted                                                  $(.22)
                                                                                               =====

Weighted average common shares outstanding                                                  7,103,830
                                                                                            =========

                     See notes to financial statements

SALEOUTLET.COM, INC.
(a development stage company)

Statement of Changes in Stockholders' Equity



                                                                                                                         Additional
                                                                                                Common Stock              Paid-in
                                                                                            Shares         Amount         Capital
                                                                                            ------         ------         -------
Balance - September 1, 1995 (inception)                                                             -             -               -
Issuance of stock                                                                           6,000,000   $     6,000
Net loss period ended December 31, 1995
                                                                                        -------------   -----------

Balance - December 31, 1995                                                                 6,000,000         6,000
Net loss year ended December 31, 1996
                                                                                        -------------   -----------

Balance - December 31, 1996                                                                 6,000,000         6,000
Net loss year ended December 31, 1997
                                                                                        -------------   -----------

Balance - December 31, 1997                                                                 6,000,000         6,000
Net loss year ended December 31, 1998
                                                                                        -------------   -----------

Balance - December 31, 1998                                                                 6,000,000         6,000
Return and cancellation of outstanding common stock on recapitalization                    (3,000,000)       (3,000)  $        3,000
Issuance of common stock at $.01 per share to new management - April 1999                   4,500,000         4,500           40,500
Sale of convertible debt instruments with common stock issuable at
   $1.50 per share                                                                            103,333           103          154,897
Issuance of common stock at $1.00 per share on conversions of
   convertible debt instrument                                                                155,000           155          154,845
Issuance of common stock to consultant at $1.00 per share - April 1999                        500,000           500          499,500
Sale of common stock issued and issuable at $1.50 per share - June 1999                       587,954           588          881,338
Issuance of common stock to a director at $1.50 per share - June 1999                          10,000            10           14,990
Issuance of common stock to consultants at $1.50 per share - June 1999                        150,000           150          224,850
Issuance of common stock to consultants at $1.50 per
   share - October 1999                                                                        25,000            25           37,475
Issuance of common stock to consultants at $1.50 per
   share - December 1999                                                                       11,000            11           16,489
Issuance of 15,500 stock options to consultants at $1.25 per option                                                           19,375
Net loss year ended December 31, 1999
                                                                                        -------------   -----------   --------------

Balance - December 31, 1999                                                                 9,042,287   $     9,042   $    2,047,259
                                                                                        =============   ===========   ==============

(RESTUBBED TABLE)
                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the
                                                                                             Development
                                                                                                Stage             Total
                                                                                                -----             -----
Balance - September 1, 1995 (inception)                                                                  -                 -
Issuance of stock                                                                                            $         6,000
Net loss period ended December 31, 1995                                                             (5,664)           (5,664)
                                                                                          ----------------   ---------------

Balance - December 31, 1995                                                                         (5,664)              336
Net loss year ended December 31, 1996                                                                 (157)             (157)
                                                                                          ----------------   ---------------

Balance - December 31, 1996                                                                         (5,821)              179
Net loss year ended December 31, 1997                                                                  (72)              (72)
                                                                                          ----------------   ---------------

Balance - December 31, 1997                                                                         (5,893)              107
Net loss year ended December 31, 1998                                                                 (172)             (172)
                                                                                          ----------------   ---------------

Balance - December 31, 1998                                                                         (6,065)              (65)
Return and cancellation of outstanding common stock on recapitalization                                                    0
Issuance of common stock at $.01 per share to new management - April 1999                                             45,000
Sale of convertible debt instruments with common stock issuable at
   $1.50 per share                                                                                                   155,000
Issuance of common stock at $1.00 per share on conversions of
   convertible debt instrument                                                                                       155,000
Issuance of common stock to consultant at $1.00 per share - April 1999                                               500,000
Sale of common stock issued and issuable at $1.50 per share - June 1999                                              881,926
Issuance of common stock to a director at $1.50 per share - June 1999                                                 15,000
Issuance of common stock to consultants at $1.50 per share - June 1999                                               225,000
Issuance of common stock to consultants at $1.50 per
   share - October 1999                                                                                               37,500
Issuance of common stock to consultants at $1.50 per
   share - December 1999                                                                                              16,500
Issuance of 15,500 stock options to consultants at $1.25 per option                                                   19,375
Net loss year ended December 31, 1999                                                           (1,557,569)       (1,557,569)
                                                                                          ----------------   ---------------

Balance - December 31, 1999                                                                    $(1,563,634)  $       492,667
                                                                                          ================   ===============

See notes to financial statements

SALEOUTLET.COM, INC.
(a development stage company)

Statement of Cash Flows

                                                                                                                  September 1,
                                                                                                                      1995
                                                                                                     Year          (Inception)
                                                                                                    Ended              to
                                                                                                 December 31,     December 31,
                                                                                                     1999             1999
                                                                                                     ----             ----
Cash flows from operating activities:
   Net loss                                                                                    $  (1,557,569)   $  (1,563,634)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                               4,951            5,016
           Amortization of discount on debt                                                          155,000          155,000
           Stock-based compensation and fees                                                         810,875          810,875
           Option based fees                                                                          19,375           19,375
           Changes in:
              Receivables                                                                            (48,727)         (48,727)
              Due from related party                                                                 (12,495)         (12,495)
              Prepaid expenses                                                                      (222,917)        (222,917)
              Accounts payable and accrued expenses                                                  181,313          181,313
                                                                                               -------------    -------------

                Net cash used in operating activities                                               (670,194)        (676,194)
                                                                                               -------------    -------------

Cash flows from investing activities:
   Purchase of equipment                                                                             (25,257)         (25,257)
                                                                                               -------------    -------------

Cash flows from financing activities:
   Net proceeds on sale of convertible debt instrument with common stock                             155,000          155,000
   Payment of capital lease                                                                           (3,332)          (3,332)
   Proceeds from sale of stock, net of related costs                                                 881,926          887,926
                                                                                               -------------    -------------

                Net cash provided by financing activities                                          1,033,594        1,039,594
                                                                                               -------------    -------------

Net increase in cash                                                                                 338,143          338,143
Cash and cash equivalents - at beginning of year                                                           0                0
                                                                                               -------------    -------------

Cash and cash equivalents - at end of year                                                     $     338,143    $     338,143
                                                                                               =============    =============


Supplemental disclosures of cash flow information:
   Interest                                                                                    $       2,335    $       2,335

Supplemental disclosure of noncash investing and financing activities:
   Common stock issuable on the sale of convertible debt instrument with common stock          $     155,000    $     155,000
   Conversion of convertible promissory notes to common stock                                  $     155,000    $     155,000
   Purchase of equipment with capital lease obligations                                        $      19,096    $      19,096
   Stock-based compensation for employees and directors                                        $     834,000    $     834,000
   Issuance of stock options for consulting services                                           $     116,005    $     116,005
   Common stock issued for website development                                                 $      28,125    $      28,125

See notes to financial statements

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE A - THE COMPANY

Saleoutlet.com, Inc. ("Saleoutlet" or the "Company") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The company had no operations from inception through March 1999. The Company has commenced its principal operations but there has been no significant revenue for the year and therefore is still considered a development stage company.

In March 1999, the Company was reorganized. New management was established and opened its virtual doors on the Web in May 1999. Saleoutlet offers its clients their own "sale site" for a fee.

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, along with a new strategic focus to create new markets for their products and services. As shown in the accompanying financial statements, the Company has incurred a substantial net loss and the Company has generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. In order to finance its continued development the Company is presently attempting to raise additional financing through additional private placements. However, there is no assurance that the Company will be successful in that effort, nor that it will ever attain profitable operations and operating cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and equivalents:

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At December 31, 1999 cash equivalents amounted to approximately $329,000 and consist of one investment in a money market fund.

[2]    Fixed assets, net:

       Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets.

[3]    Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]    Stock-based compensation:

       The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan applicable to employees. As such, deferred compensation expense is recorded on the date of grant of employee options if the current market price of the underlying stock exceeds the exercise price of the option, and such deferral is amortized and charged to operations over the vesting period of the options. Options or stock awards issued to nonemployees are valued using the fair value method and expensed over the period services are provided, in accordance with the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

[5]    Impairment of long-lived assets:

       The Company evaluates the recoverability of its intangibles and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

[6]    Revenue recognition:

       The Company recognizes revenue (commission income) when a client sells a product through the Company's website. Site and change fees are recognized as the service is rendered. Rental of E-mail database information will be recognized when such information is provided to the client. Web site creation income will be recognized when they are fully operational. Catalog design and marketing will be recognized upon its completion. Advertising revenue, which consists of advertising space on the Company web-site, is recorded during the period in which the advertising services are provided

[7]    Advertising:

       Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising and marketing expenses charged to operations totaled $363,061 and $0 for the years ended December 31, 1999 and 1998. Included in prepaid expenses at December 31, 1999 were $93,750 related to prepaid advertising and marketing resulting from the issuance of stock in connection with an agreement (see Note G).

[8]    Net loss per share:

       Basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period plus shares issuable.

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9]    Comprehensive income:

       The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for the period consists of the net loss.

[10]   Segment information:

       The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes that its operations, as they are presently developing, constitute a single, reportable segment

[11]   Financial instruments:

       The carrying amounts of the Company's financial instruments approximate fair value due to their short term nature or their underlying terms.

[12]   Website development costs:

       The Company capitalized the direct costs for outside consultants to create the program code for its website.


NOTE C - FIXED ASSETS, NET

Fixed assets, at cost, at December 31, 1999 consisted of the following :

                                                                                                   Estimated
                                                                                                    Useful
                                                                                                     Life
                                                                                                     ----
       Website development                                              $        28,125              1 year
       Equipment                                                                 21,839            2 - 3 years
       Furniture and fixtures                                                     2,062            2 - 3 years
       Capital lease equipment                                                   19,096              3 years
       Leasehold Improvements                                                     1,358           Term of lease
                                                                        ---------------

                                                                                 72,480
       Less accumulated depreciation and amortization                             5,018
                                                                        ---------------


                                                                        $        67,462
                                                                        ===============


SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE D - INCOME TAXES

As of December 31, 1999, the Company has an estimated net operating loss carryforward of approximately $1,670,000 which expires in 2019. As of December 31, 1999. The Company has a net deferred tax asset of $668,000, resulting from operating loss carry-forwards. Such net amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows:

       Federal                                                    (34)%
       State and local, net of federal benefit                     (6)%
       Increase in valuation allowance                             40 %
                                                                -----

       Income tax benefit                                           0 %
                                                                =====


The Company has recorded state and local franchise taxes based on capital in the amount of $1,500 which is included under the caption general and administrative expenses on the statement of operations.


NOTE E - COMMITMENTS

[1]    Lease commitments:

       The Company sub-leases its office space from an entity fully controlled by its officers under an operating lease, on a month-to-month basis. Such a lease provides for monthly payments as agreed by both companies.

       Rent expense for the period ended December 31, 1999 approximated $30,000.

[2]    Significant customer:

       The Company has three customers that account for approximately $93,000 or 53% of net sales and one customer that accounts for $45,110 or 93% of accounts receivables at December 31, 1999.

[3]    Employment contracts:

       During August 1999, the Company entered into two separate but similar five-year employment contracts with its president and its chief operating officer for annual salaries of $75,000 each with annual escalations of 10 percent. Upon expiration of the employment contract, the term shall be automatically renewed for two years unless the employer gives written notice prior to sixty days before the expiration date. Each of the employees were granted options to purchase 200,000 shares of common stock at an exercise price of $1.25 per share equal to the fair value.

[4]    Capital lease obligations:

       The Company entered into various computer capital leases with interest rates ranging from 8% to 13%. Monthly installments due in fiscal 2000 and 2001 approximate $934 including approximate interest of $9,240.

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999



NOTE F - STOCKHOLDERS' EQUITY

In June 1999, the Company sold in a private placement an aggregate of 587,954 shares of common stock at a price of $1.50 per share, for proceeds of $881,338. Principal amounts due in 2000 and 2001 total $8,322 and $7,442, respectively.


NOTE G - GRANTS AND AWARDS

[1]    Options:

       In December 1999, the Company granted options to purchase 93,000 shares of common stock at $1.34 per share as compensation to individuals other than employees for investment related services. The options are exercisable at the rate of 15,500 per month for six months and expire on December 20, 2009. The estimated fair value of the options which amounted to $19,375 was charged to operations during the year 1999.

       During the year 1999, the Company granted options to employees to purchase 325,000 shares of common stock at exercise price ranging from $1.34 to $2.25. The options are immediately exercisable with expiration dates ranging from June 2009 to December 2009.

       During the year ended 1999, the Company granted options to officers to purchase 1,450,000 shares of common stock including 400,000 options referred to in Note E[3] at exercise price ranging from $1.25 to $1.34. These options are immediately exercisable with expiration dates ranging from August 2009 to December 2009.

       During November 1999, the Company granted options to purchase 40,000 shares of common stock to a director at exercise price of $1.25. The options are immediately exercisable and expire in November 2009.

[2]    Other equity issuances:

       During the year ended December 31, 1999, the Company issued common stock as follows:

         (a) In April 1999, 4,500,000 shares were issued to three new officers as an incentive to join the Company and develop an operating business. These shares were valued at $.01 per share which the Company estimated to be fair value. The estimated fair value of $45,000 was charged to operations in 1999.

         (b) In April 1999, 500,000 shares were issued to a consultant for services to be rendered through April 2000. These shares were valued at $1.00 per share totaling $500,000. At December 31, 1999, $375,000 was charged to operations and the balance amounting to $125,000 was included in prepaid expenses.

         (c) In June 1999, 150,000 shares were issued for advertising services to be rendered through May 2000. These shares were valued at $1.50 per share totaling $225,000. At December 31, 1999, $131,250 was charged to operations and the balance of $93,750 was included in prepaid expenses.

         (d) In June 1999, 10,000 shares were issued to a director for services rendered through June 2000. These shares were valued at $1.00 per share amounting to $10,000. At December 31, 1999, $5,833 was charged to operations and the balance of $4,167 was included in prepaid expenses.

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999



NOTE G - GRANTS AND AWARDS  (CONTINUED)

[2]      Other equity issuances:  (continued)

         (e) The Company issued 155,000 shares of stock valued at $1.00 per share upon the sale of 155,000 units, consisting of one 12% convertible cumulative promissory note and one share of the Company's restricted common stock for each $1.00 of principal amount of the note. Pursuant to the conversion feature, the convertible promissory note was converted to 103,333 shares at $1.50 per share. The total shares of 258,333 were valued at $310,000 and a $155,000 charge to interest expense has been reflected.

         (f) During 1999, the Company issued 36,000 shares of stock valued at $1.50 per share were issued for services provided by two separate companies. At December 31, 1999, $25,875 was charged to operations for such services, and $28,125 was capitalized for website development costs to be amortized over 12 months (the expected useful life).

Information with respect to 1999 stock option activities are as follows:

                                                                                                 1999
                                                                           --------------------------------
                                                                                           Weighted Average
                                                                             Shares        Exercise in Price
                                                                             ------        -----------------

      Outstanding at beginning of year                                             0
       Options granted                                                      1,830,500           $1.37
       Options cancelled                                                            0
       Options exercised                                                            0
                                                                         ------------


       Outstanding at end of year                                           1,830,500           $1.37
                                                                         ============

       Options exercisable at end of year                                   1,830,500
                                                                         ============



The following table presents information relating to stock options outstanding at December 31, 1999:

                              Options Outstanding                     Options Exercisable
                              -------------------                     -------------------
                                                      Weighted
                                        Weighted       Average                       Weighted
                                        Average       Remaining                      Average
         Exercise                       Exercise       Life in                       Exercise
           Price          Shares         Price          Years          Shares         Price
           -----          ------         -----          -----          ------         -----
         $  1.25           440,000                       9.7            440,000
         $  1.34         1,290,500                       9.9          1,290,500
         $  2.25           100,000                       9.5            100,000
                      ------------                                 ------------


                         1,830,500        $ 1.37                      1,830,500       $ 1.37
                      ============                                 ============

SALEOUTLET.COM, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE G - GRANTS AND AWARDS  (CONTINUED)

The effect of applying SFAS No.123 to the Company's December 31, 1999 net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during the period ended December 31, 1999, has been estimated at $ per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 141%, a risk-free interest rate range of 5.8-6.2% and an expected life of six years from date of grant. Had compensation cost to employees and directors for the Company's stock option plan been determined based upon the fair value of the options at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No.123, the Company's net loss and net loss per share would have been as follows:

         Net loss - as reported                                      $1,557,569
                  - pro forma                                        $3,868,858

         Net loss per share - as reported                                 $(.22)
                             - pro forma                                  $(.55)


NOTE H - RELATED PARTY TRANSACTIONS

[1] During the year ended December 31, 1999, the Company hired an entity controlled by the officers of the Company for various promotional material related expenses. Such expenses amounted to approximately $76,000 for the year.

       The Company had a receivable of $12,495 from the aforementioned entity (H[1]) at December 31, 1999.

[2] The Company had revenues of approximately $20,000 from a related company, a principal of which, is a director of the Company.

       During the year, the Company hired a family member of an officer for graphic design services. Such expenses amounted to $500 for the year.


NOTE I - SUBSEQUENT EVENTS

During 2000, the Company sold in a private placement an aggregate of 60,000 shares of common stock at a price of $1.00 per share for proceeds of $60,000.

In addition, the Company has proposed to sell securities (units) aggregating to $350,000 consisting of an 8% convertible cumulative promissory note and a warrant to purchase one share of restricted common stock for each dollar of principal amount of the note.

                                 EXHIBIT INDEX
                                 -------------


Exhibit             Description
-------             -----------

(2) Articles of Incorporation, as amended, filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

(3) Bylaws filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

(10) Employment Agreement between Michael Aronowitz and the Company effective as of August 11, 1999.*

(10)(i) Employment Agreement between Jefferson Barr and the Company effective as of August 11, 1999.*

(16) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

(16)(i) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Amendment Number 1 to Form 10-SB filed on August 13, 1999.

(23)(i)           Consent of Kurt D. Saliger C.P.A. dated March 31, 2000.*

(27)              Financial Data Schedule.*

(99) Report of Kurt D. Saliger dated April 20, 1999, filed as an exhibit and incorporated by reference to the Company's
                  Form 10-SB filed on July 1, 1999.


* Filed herewith