Form 10QSB
period 2000-03-31
SALEOUTLET COM INC
filed 2000-05-18
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended              March 31, 2000
                                                ----------------------------

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from                 to

Commission File No. 0-26569

                              SALEOUTLET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        88-03992
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

132 West 21st Street, New York, NY                          10011
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code  (212) 691-0288
                                              ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding as of May 1, 2000
-------------------------------              ----------------------------------
         Common Stock                                  9,094,271 shares
         Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.           Financial Statements
--------------------------------------------------------------------------------


                                                                 Page

Unaudited Balance Sheet as of March 31, 2000                     F-1

Unaudited Statements of Operations for the three months
ended March 31, 2000 and 1999                                    F-2

Unaudited Statements of Cash Flows for the three months
ended March 31, 2000 and 1999                                    F-3

Notes to Unaudited Financial Statements                          F-4


--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Results of Operations

         Three Months Ended March 31, 2000

         The Company commenced its business of selling clients' merchandise on its web site during the second quarter of 1999. During the three month period ended March 31, 2000, the Registrant had web site revenues of $133,992 compared to $0 revenues in the same period in 1999 when the Registrant had no business or operations. The Registrant's general and administrative expenses were $619,819 for the three months ended March 31, 2000 compared to $10,745 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent and overhead related expenses which did not exist in the comparable 1999 period. Management anticipates that it will experience increased revenues in the remainder of 2000 through its website. It is also expected that revenues from initial site fees, maintenance fees and website design and creation will increase as the Registrant adds new clients to its vendor base. As of the date of this Report, the Registrant has approximately 130 clients which list merchandise for sale on the Registrant's website. It is anticipated that this number will increase to approximately 250 by the end of the year.

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

         The Registrant currently has nine (9) full time employees. Management expects to hire approximately four additional people in the next 12 months. It is anticipated that two will be directly related to sales and customer service, one will be directly related to the design, development and technical support of the Registrant's website, and one will be directly related to general and administrative. The anticipated future cost associated with this planned increase in employees is approximately $150,000. The number of employees actually hired will be based upon the Registrant's ability to support the increased cost through cash flow generated by its business.

Liquidity and Capital Resources

         During the three month period ended March 31, 2000, the Registrant raised approximately $60,000 through the sale of its common stock and $275,000 through the sale of 8% convertible promissory notes. Subsequent to March 31, 2000 the Registrant has raised an additional $75,000 through the sale of 8% convertible promissory notes.

         Management anticipates that the funds the Registrant received from the private sale of its securities in 2000 together with cash flow from revenues will be sufficient to finance the Registrant's working capital requirements for the next six months. Management anticipates that the Company will require additional capital. It is expected that such funding will likely come from the sale of the Registrant's debt and/or equity securities, the successful sale of which, if any, cannot be assured.

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



                              SALEOUTLET.COM, INC.

Dated :   May 18, 2000        By: /s/ Michael Aronowitz
                              Michael Aronowitz, President

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                                 March 31,         December 31,
                                                                                                   2000                1999
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash                                                                                    $         285,015  $          338,143
     Accounts receivable                                                                               124,107              48,727
     Due from affiliate                                                                                      0              12,495
     Prepaid expenses                                                                                  131,250             222,917
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS             540,372             622,282

PROPERTY, PLANT, AND EQUIPMENT                                                                          67,124              67,462
                                                                                             -----------------  ------------------

                                                                                             $         607,496  $          689,744
                                                                                             =================  ==================

LIABILITIES AND EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                   $         108,647  $          181,313
     Convertible promissory notes                                                                      275,000                   0
     Capital leases - current                                                                            8,375               8,322
                                                                                             -----------------  ------------------

                                                                 TOTAL CURRENT LIABILITIES             392,022             189,635

   LONG-TERM LIABILITIES
     Capital leases                                                                                      6,973               7,442

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value
     Authorized 50,000,000 shares
       9,094,271 shares issued and 108,016 issuable
       (8,934,271 and 108,016 in 1999)                                                                   9,202               9,042
     Additional paid-in capital                                                                      2,257,101           2,047,259
     Deficit accumulated during development stage                                                   (2,057,802)         (1,563,634)
                                                                                             -----------------  ------------------

                                                                TOTAL STOCKHOLDERS' EQUITY             208,501             492,667
                                                                                             -----------------  ------------------

                                                                                             $         607,496  $          689,774
                                                                                             =================  ==================

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                      9/1/95
                                                                                       Three months ended            (Date of
                                                                                            March 31,              inception) to
                                                                                      2000            1999            3/31/00
                                                                                  -------------  -------------  ------------------
INCOME
   Revenue                                                                        $     133,992  $           0  $          294,311
                                                                                  -------------  -------------  ------------------
                                                                    TOTAL INCOME        133,992              0             294,311

EXPENSES
   Cost of services                                                                      19,127              0              87,783
   Sales, marketing and public relations                                                407,226              0             970,714
   Research and development                                                                   0         65,000              65,000
   General and administrative                                                           204,377         10,763           1,090,879
   Interest expense                                                                         337              0             157,672
                                                                                  -------------  -------------  ------------------
                                                                                        631,067         75,763           2,372,048
                                                                                  -------------  -------------  ------------------
                                                            TOTAL OPERATING LOSS       (497,075)       (75,763)         (2,077,737)

OTHER INCOME
   Interest                                                                               2,907              0              19,935
                                                                                  -------------  -------------  ------------------

Net loss before income taxes                                                           (494,168)       (75,763)         (2,057,802)
                                                                                  -------------  -------------  ------------------

Income tax expense                                                                            0              0                   0
                                                                                  -------------  -------------  ------------------

                                                                        NET LOSS  $    (494,168) $     (75,763) $       (2,057,802)
                                                                                  =============  =============  ==================

Loss per weighted average share                                                   $        (.05) $        (.01)
                                                                                  =============  =============

Weighted average number of shares
   outstanding                                                                        9,095,254      6,000,000
                                                                                  =============  =============

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      9/1/95
                                                                                       Three months ended            (Date of
                                                                                            March 31,              inception) to
                                                                                      2000            1999            3/31/00
                                                                                  -------------  -------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (494,168) $     (75,763) $       (2,057,802)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization and depreciation                                                     11,248             18              16,266
       Amortization of discount on debt                                                       0              0             155,000
       Option based fees                                                                      0              0              19,375
       Stock based compensation and fees                                                168,750              0             979,625
   Changes in assets and liabilities:
       Accounts receivable                                                              (75,380)             0            (124,107)
       Due from related party                                                            12,495              0                   0
       Prepaid expenses                                                                  72,917              0            (150,000)
       Accounts payable and accrued expenses                                            (72,664)        10,406             108,647
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY OPERATING ACTIVITIES       (376,802)       (65,339)         (1,052,996)

INVESTING ACTIVITIES
     Purchase of equipment                                                              (10,910)             0             (36,167)
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY INVESTING ACTIVITIES        (10,910)             0             (36,167)

FINANCING ACTIVITIES
   Issue convertible promissory notes                                                   275,000        155,000             430,000
   Payment of capital lease                                                                (416)             0              (3,748)
   Sale of common stock                                                                  60,000              0             947,926
                                                                                  -------------  -------------  ------------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES        334,584        155,000           1,374,178
                                                                                  -------------  -------------  ------------------

                                                          INCREASE (DECREASE) IN
                                                       CASH AND CASH EQUIVALENTS        (53,128)        89,661             285,015

Cash and cash equivalents at beginning of year                                          338,143              0                   0
                                                                                  -------------  -------------  ------------------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $     285,015  $      89,661  $          285,015
                                                                                  =============  =============  ==================

SUPPLEMENTAL INFORMATION

     Cash paid for interest                                                       $         337  $           0  $            2,672

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE A - THE COMPANY

Saleoutlet.com, Inc. ("Saleoutlet" or the "Company") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The Company had no operations from inception through March 1999. The Company has commenced its principal operations but there has been no significant revenue through March, 2000 and therefore is still considered a development stage company.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      Cash and equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At March 31, 2000 cash equivalents amounted to approximately $272,000 and consist of one investment in a money market fund.

[2]      Fixed assets, net:

         Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

[6]      Revenue recognition:

         The Company recognizes revenue (commission income) when a client sells a product through the Company's website. Site and change fees are recognized as the service is rendered. Rental of E-mail database information will be recognized when such information is provided to the client. Web site creation income will be recognized when they are fully operational. Catalog design and marketing will be recognized upon its completion. Advertising revenue, which consists of advertising space on the Company web-site, is recorded during the period in which the advertising services are provided.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

[7]      Advertising:

         Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising expense was $161,724 for the three months ended March 31, 2000. Included in prepaid expenses at March 31, 2000 were $131,250 related to prepaid advertising and marketing resulting from the issuance of stock in connection with agreements.

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