Form 10QSB
period 2000-06-30
SALEOUTLET COM INC
filed 2000-08-11
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    June 30, 2000
                                   ------------------

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to
                                    ------------------    --------------

Commission File No. 0-26569

                              SALEOUTLET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        88-03992
--------------------------------           -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

132 West 21st Street, New York, NY                          10011
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code  (212) 691-0288
                                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding as of June 30, 2000
----------------------------                  ---------------------------------
         Common Stock                                 9,334,271 shares
         Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. Financial Statements
--------------------------------------------------------------------------------


                                                                       Page

Unaudited Balance Sheet as of June 30, 2000                            F-1

Unaudited Statements of Operations for the three and six months
ended June 30, 2000 and 1999                                           F-2

Unaudited Statements of Cash Flows for the six months
ended June 30, 2000 and 1999                                           F-3

Notes to Unaudited Financial Statements                                F-4


--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Results of Operations

         Three Months Ended June 30, 2000

         The Company commenced its business of selling clients' merchandise on its website during the second quarter of 1999. During the three month period ended June 30, 2000, the Registrant had website revenues of $132,876 compared to $15,000 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $285,823 for the three months ended June 30, 2000 compared to $204,785 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent and overhead related expenses. Sales, marketing and public relations expenses were $274,978 for the three months ended June 30, 2000 compared to $282,121 for the same period in 1999. These expenses are mainly attributable to advertising, printing, consulting and public relations. Management anticipates that it will experience increased revenues in the remainder of 2000 through its website. It is also expected that revenues from initial site fees, maintenance fees and website design and creation will increase as the Registrant adds new clients to its vendor base. As of the date of this Report, the Registrant has approximately 130 clients which list merchandise for sale on the Registrant's website. It is anticipated that this number will increase to approximately 250 by the end of the year.

         During the six month period ended June 30, 2000, the Registrant had website revenues of $266,868 compared to $15,000 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $490,200 for the six months ended June 30, 2000 compared to $215,548 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent, and overhead related expenses. Sales, marketing and public relations expenses were $682,204 for the six months ended June 30, 2000 compared to $282,121 for the same period in 1999. The Company was able to pay about $348,000 of these expenses with its common stock.

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

         The Registrant currently has ten (10) full time employees.

Liquidity and Capital Resources

         During the six month period ended June 30, 2000, the Registrant raised approximately $60,000 through the sale of its common stock and $300,000 through the sale of 8% convertible promissory notes.

         Management anticipates that the Company will require additional capital to fund its working capital requirements for the remainder of 2000. Management is currently in negotiations with a private company to provide website design, consulting and development to such company which is expected to generate, together with cash flow from revenues, sufficient capital to finance the Registrant's working capital requirements through the end of 2000. No assurances can be given that an agreement to provide such services will be reached. In such event, it is anticipated that required funding will likely come from the sale of the Registrant's debt and/or equity securities, the successful sale of which, if any, cannot be assured.

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



                                           SALEOUTLET.COM, INC.

Dated :   August 11, 2000                  By: /s/ Michael Aronowitz
                                                --------------------------------
                                           Michael Aronowitz, President

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                                 June 30,          December 31,
                                                                                                   2000                1999
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash                                                                                    $          52,720  $          338,143
     Accounts receivable                                                                                93,521              48,727
     Due from affiliate                                                                                      0              12,495
     Prepaid expenses                                                                                  397,500             222,917
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS             543,741             622,282

PROPERTY, PLANT, AND EQUIPMENT                                                                          56,293              67,462
                                                                                             -----------------  ------------------

                                                                                             $         600,034  $          689,744
                                                                                             =================  ==================

LIABILITIES AND EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                   $         181,831  $          181,313
     Convertible promissory notes                                                                      300,000                   0
     Capital leases - current                                                                            5,766               8,322
                                                                                             -----------------  ------------------

                                                                 TOTAL CURRENT LIABILITIES             487,597             189,635
                                                                                             -----------------  ------------------

   LONG-TERM LIABILITIES
     Capital leases                                                                                      6,973               7,442
                                                                                             -----------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value
     Authorized 50,000,000 shares
       9,334,271 shares issued and 108,016 issuable
       (8,934,271 and 108,016 in 1999)                                                                   9,442               9,042
     Additional paid-in capital                                                                      2,616,863           2,047,259
     Deficit accumulated during development stage                                                   (2,520,841)         (1,563,634)
                                                                                             -----------------  ------------------

                                                                TOTAL STOCKHOLDERS' EQUITY             105,464             492,667
                                                                                             -----------------  ------------------

                                                                                             $         600,034  $          689,774
                                                                                             =================  ==================

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                        9/1/95
                                                             Three months ended             Six months ended           (Date of
                                                                  June 30,                      June 30,             inception) to
                                                            2000           1999            2000           1999          6/30/00
                                                       --------------  -------------  -------------  --------------  -------------
INCOME
   Revenue                                             $      132,876  $      15,000  $     266,868  $       15,000  $     427,187
                                                       --------------  -------------  -------------  --------------  -------------
                                         TOTAL INCOME         132,876         15,000        266,868          15,000        427,187
                                                       --------------  -------------  -------------  --------------  -------------

EXPENSES
   Cost of services                                            30,565         10,264         49,692          10,264        118,348
   Sales, marketing and public relations                      274,978        282,121        682,204         282,121      1,245,692
   Research and development                                         0              0              0          65,000         65,000
   General and administrative                                 285,823        204,785        490,200         215,548      1,376,702
   Interest expense                                             6,258              0          6,595               0        163,930
                                                       --------------  -------------  -------------  --------------  -------------
                                                              597,624        497,170      1,228,691         572,933      2,969,672
                                                       --------------  -------------  -------------  --------------  -------------
                                 TOTAL OPERATING LOSS        (464,748)      (482,170)      (961,823)       (557,933)    (2,542,485)

OTHER INCOME
   Interest                                                     1,709          4,101          4,616           4,101         21,644
                                                       --------------  -------------  -------------  --------------  -------------

Net loss before income taxes                                 (463,039)      (478,069)      (957,207)       (553,832)    (2,520,841)
                                                       --------------  -------------  -------------  --------------  -------------

Income tax expense                                                  0              0              0               0              0
                                                       --------------  -------------  -------------  --------------  -------------

                                             NET LOSS  $     (463,039) $    (478,069) $    (957,207) $     (553,832) $  (2,520,841)
                                                       ==============  =============  =============  ==============  =============

Loss per weighted average share                        $         (.05) $        (.06)          (.10) $         (.10)
                                                       ==============  =============  =============  ==============

Weighted average number of shares
   outstanding                                              9,275,969      8,250,180      9,185,337       5,700,090
                                                       ==============  =============  =============  ==============

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      9/1/95
                                                                                        Six months ended             (Date of
                                                                                            June 30,               inception) to
                                                                                      2000            1999            6/30/00
                                                                                  -------------  -------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (957,207) $    (553,832) $       (2,520,841)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation and amortization                                                     22,745             36              27,761
       Amortization of discount on debt                                                       0              0             155,000
       Option based fees                                                                      0              0              19,375
       Stock based compensation and fees                                                347,921        344,583           1,158,796
   Changes in assets and liabilities:
       Accounts receivable                                                              (44,794)       (14,615)            (93,521)
       Due from affiliate                                                                12,495              0                   0
       Prepaid expenses                                                                 (12,500)             0            (235,417)
       Accounts payable and accrued expenses                                                518         20,412             181,831
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY OPERATING ACTIVITIES       (630,822)      (203,416)         (1,307,016)

INVESTING ACTIVITIES
     Purchase of equipment                                                              (11,576)             0             (36,833)
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY INVESTING ACTIVITIES        (11,576)             0             (36,833)

FINANCING ACTIVITIES
   Issue convertible promissory notes                                                   300,000        155,000             455,000
   Payment of capital lease                                                              (3,025)             0              (6,357)
   Sale of common stock                                                                  60,000        864,363             947,926
                                                                                  -------------  -------------  ------------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES        356,975      1,019,363           1,396,569
                                                                                  -------------  -------------  ------------------

                                                          (DECREASE) INCREASE IN
                                                       CASH AND CASH EQUIVALENTS       (285,423)       815,947              52,720

Cash and cash equivalents at beginning of year                                          338,143              0                   0
                                                                                  -------------  -------------  ------------------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      52,720  $     815,947  $           52,720
                                                                                  =============  =============  ==================

SUPPLEMENTAL INFORMATION

     Cash paid for interest                                                       $         508  $           0  $            2,843
     Cash paid for income taxes                                                           1,870              0               4,713

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE A - THE COMPANY

Saleoutlet.Com, Inc. ("Saleoutlet" or the "Company") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The Company had no operations from inception through March 1999. The Company has commenced its principal operations but there has been no significant revenue through June, 2000 and therefore is still considered a development stage company.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      Cash and equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At June 30, 2000 cash equivalents amounted to approximately $58,000 and consist of one investment in a money market fund.

[2]      Fixed assets, net:

         Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000


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

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

[7]      Advertising:

         Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising expense was $214,891 for the six months ended June 30, 2000. Included in prepaid expenses at June 30, 2000 were $237,500 related to prepaid advertising and marketing resulting from the issuance of stock in connection with agreements.

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