Form 10QSB/A
period 2000-06-30
SALEOUTLET COM INC
filed 2000-11-21
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  June 30, 2000
                                       ------------------

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                       --------------    --------------

Commission File No. 0-26569

                              SALEOUTLET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                  88-03992
-------------------------------              ---------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)              Identification Number)

132 West 21st Street, New York, NY                          10011
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code  (212) 691-0288
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding as of September 30, 2000
----------------                  ------------------------------------
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

Unaudited Statements of Operations for the three and six months
ended June 30, 2000 and 1999                                             F-2

Unaudited Statements of Cash Flows for the six months
ended June 30, 2000 and 1999                                             F-3

Notes to Unaudited Financial Statements                                  F-4


--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Reason for Amendment

The Company inadvertently eliminated two deposits totaling $50,000 of cash and the corresponding debt because at the time of the original filing, the paperwork appeared to indicate that the monies were a duplication. The Company also failed to properly record warrant activity related to convertible debt and used the wrong value for some stock that was issued as consideration for certain services.

Results of Operations

         Three Months Ended June 30, 2000

         The Company commenced its business of selling clients' merchandise on its website during the second quarter of 1999. During the three month period ended June 30, 2000, the Registrant had website revenues of $132,876 compared to $15,000 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $285,823 for the three months ended June 30, 2000 compared to $204,785 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent and overhead related expenses. Sales, marketing and public relations expenses were $389,145 for the three months ended June 30, 2000 compared to $282,121 for the same period in 1999. These expenses are mainly attributable to advertising, printing, consulting and public relations. Management anticipates that it will experience increased revenues in the remainder of 2000 through its website. It is also expected that revenues from initial site fees, maintenance fees and website design and creation will increase as the Registrant adds new clients to its vendor base. As of the date of this Report, the Registrant has approximately 130 clients which list merchandise for sale on the Registrant's website. It is anticipated that this number will increase to approximately 250 by the end of the year.

         During the six month period ended June 30, 2000, the Registrant had website revenues of $266,868 compared to $15,000 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $490,200 for the six months ended June 30, 2000 compared to $215,548 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent, and overhead related expenses. Sales, marketing and public relations expenses were $796,371 for the six months ended June 30, 2000 compared to $282,121 for the same period in 1999. The Company was able to pay about $462,000 of these expenses with its common stock.

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

Liquidity and Capital Resources

         During the six month period ended June 30, 2000, the Registrant raised approximately $60,000 through the sale of its common stock and $350,000 through the sale of 8% convertible promissory notes.

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



                                           SALEOUTLET.COM, INC.

Dated :   November 20, 2000                By: /s/ Michael Aronowitz
                                               -------------------------
                                           Michael Aronowitz, President

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                                 June 30,
                                                                                                   2000             December 31
                                                                                                (Unaudited)            1999
                                                                                             -----------------  ------------------
                                                                                               (As restated)
ASSETS
   CURRENT ASSETS
     Cash                                                                                    $          92,097  $          338,143
     Accounts receivable                                                                                93,521              48,727
     Due from affiliate                                                                                      0              12,495
     Prepaid expenses                                                                                  467,083             222,917
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS             652,071             622,282

PROPERTY, PLANT, AND EQUIPMENT                                                                          56,293              67,462
                                                                                             -----------------  ------------------

                                                                                             $         708,994  $          689,744
                                                                                             =================  ==================

LIABILITIES AND EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                   $         171,208  $          181,313
     Convertible promissory notes, net of discount (face amount $350,000)                              145,833                   0
     Capital leases - current                                                                            5,766               8,322
                                                                                             -----------------  ------------------

                                                                 TOTAL CURRENT LIABILITIES             322,807             189,635
                                                                                             -----------------  ------------------

   LONG-TERM LIABILITIES
     Capital leases                                                                                      6,973               7,442
                                                                                             -----------------  ------------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     Authorized 50,000,000 shares
       9,334,271 shares issued and 108,016 issuable
       (8,934,271 and 108,016 in 1999)                                                                   9,442               9,042
     Additional paid-in capital                                                                      3,150,613           2,047,259
     Deficit accumulated during development stage                                                   (2,780,841)         (1,563,634)
                                                                                             -----------------  ------------------

                                                                TOTAL STOCKHOLDERS' EQUITY             379,214             492,667
                                                                                             -----------------  ------------------

                                                                                             $         708,994  $          689,774
                                                                                             =================  ==================

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                        9/1/95
                                                             Three months ended             Six months ended           (Date of
                                                                  June 30,                      June 30,             inception) to
                                                            2000           1999            2000           1999          6/30/00
                                                       --------------  -------------  -------------  --------------  -------------
                                                        (As restated)                 (As restated)                  (As restated)
INCOME
   Revenue                                             $      132,876  $      15,000  $     266,868  $       15,000  $     427,187
                                                       --------------  -------------  -------------  --------------  -------------
                                         TOTAL INCOME         132,876         15,000        266,868          15,000        427,187
                                                       --------------  -------------  -------------  --------------  -------------

EXPENSES
   Cost of services                                            30,565         10,264         49,692          10,264        118,348
   Sales, marketing and public relations                      389,145        282,121        796,371         282,121      1,359,859
   Research and development                                         0              0              0          65,000         65,000
   General and administrative                                 285,823        204,785        490,200         215,548      1,376,702
   Interest expense                                           152,091              0        152,428               0        309,763
                                                       --------------  -------------  -------------  --------------  -------------
                                                              857,624        497,170      1,488,691         572,933      3,229,672
                                                       --------------  -------------  -------------  --------------  -------------
                                 TOTAL OPERATING LOSS        (724,748)      (482,170)    (1,221,823)       (557,933)    (2,802,485)

OTHER INCOME
   Interest                                                     1,709          4,101          4,616           4,101         21,644
                                                       --------------  -------------  -------------  --------------  -------------

Net loss before income taxes                                 (723,039)      (478,069)    (1,217,207)       (553,832)    (2,780,841)
                                                       --------------  -------------  -------------  --------------  -------------

Income tax expense                                                  0              0              0               0              0
                                                       --------------  -------------  -------------  --------------  -------------

                                             NET LOSS  $     (723,039) $    (478,069) $  (1,217,207) $     (553,832) $  (2,780,841)
                                                       ==============  =============  =============  ==============  =============

Loss per weighted average share                        $         (.08) $        (.06)          (.13) $         (.10)
                                                       ==============  =============  =============  ==============

Weighted average number of shares
   outstanding                                              9,275,969      8,250,180      9,185,337       5,700,090
                                                       ==============  =============  =============  ==============

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      9/1/95
                                                                                        Six months ended             (Date of
                                                                                            June 30,               inception) to
                                                                                      2000            1999            6/30/00
                                                                                  -------------  -------------  ------------------
                                                                                  (As restated)                 (As restated)
OPERATING ACTIVITIES
   Net (loss)                                                                     $  (1,217,207) $    (553,832) $       (2,780,841)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation and amortization                                                     22,745             36              27,761
       Amortization of discount on debt                                                 145,833              0             300,833
       Option based fees                                                                      0              0              19,375
       Stock based compensation and fees                                                693,754        344,583           1,504,629
   Changes in assets and liabilities:
       Accounts receivable                                                              (44,794)       (14,615)            (93,521)
       Due from affiliate                                                                12,495              0                   0
       Prepaid expenses                                                                (244,166)             0            (467,083)
       Accounts payable and accrued expenses                                            (10,105)        20,412             171,208
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY OPERATING ACTIVITIES       (641,445)      (203,416)         (1,317,639)

INVESTING ACTIVITIES
     Purchase of equipment                                                              (11,576)             0             (36,833)
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED BY INVESTING ACTIVITIES        (11,576)             0             (36,833)

FINANCING ACTIVITIES
   Proceeds on issuance of convertible debt (with warrants in 2000)                     350,000        155,000             505,000
   Payment of capital lease                                                              (3,025)             0              (6,357)
   Sale of common stock                                                                  60,000        864,363             947,926
                                                                                  -------------  -------------  ------------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES        406,975      1,019,363           1,446,569
                                                                                  -------------  -------------  ------------------

                                                          (DECREASE) INCREASE IN
                                                       CASH AND CASH EQUIVALENTS       (246,046)       815,947              92,097

Cash and cash equivalents at beginning of year                                          338,143              0                   0
                                                                                  -------------  -------------  ------------------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      92,097  $     815,947  $           92,097
                                                                                  =============  =============  ==================

SUPPLEMENTAL INFORMATION

     Cash paid for interest                                                       $         508  $           0  $            2,843
     Cash paid for income taxes                                                           1,870              0               4,713

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

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

[7]      Advertising:

         Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising expense was $214,891 for the six months ended June 30, 2000. Included in prepaid expenses at June 30, 2000 were $236,250 related to prepaid advertising and marketing resulting from the issuance of stock in connection with agreements.

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

[10]     Segment information:

         The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes that its operations, as they are presently developing, constitute a single, reportable segment.

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

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                                  June 30, 2000


NOTE C - CONVERTIBLE DEBT AND WARRANTS

         Effective April 15, 2000, the Company issued $350,000 of 8% convertible notes. The Company also issued 350,000 warrants to the note holders to purchase 350,000 shares of the Company's common stock at $1.00 per share anytime prior to April 15, 2002. The notes and accrued interest are due October 15, 2000. The notes were convertible into shares of the Company's common stock at the option of the Company, at the same price as shares to be sold in a future private placement of Company common stock. The discount on the debt associated with the warrants is being amortized over the six month life of the notes.

         Under the Black-Scholes valuation method, the value of the warrants exceeded the face amount of the convertible notes issued, and therefore, the notes have been discounted to zero at the date of issuance.

         For the period ended June 30, 2000, the amortization of discount was $145,833.

         The fair value of the warrants has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 588%, a risk-free interest rate of 6.4% and an expected life of two years from date of grant.

NOTE D - RESTATEMENT

         The financial statements for June 30, 2000 have been restated as follows:

                                                 Originally                                   Restated
                                                  Reported             Adjustments             Amount
                                             ------------------    ------------------    ------------------
         Cash                                $           52,720    $           39,377    $           92,097
         Prepaid expenses                               397,500                69,583               467,083
         Accounts payable                              (181,831)               10,623              (171,208)
         Convertible promissory notes                  (300,000)              154,167              (145,833)
         Additional paid-in capital                  (2,616,863)             (533,750)           (3,150,613)
         Sales, marketing & public relations            682,204               114,167               796,371
         Interest expense                                 6,595               145,833               152,428

         Net loss                                      (957,207)             (260,000)           (1,217,207)
