Form 10QSB
period 2000-09-30
SALEOUTLET COM INC
filed 2000-11-21
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  September 30, 2000
                                       ------------------------

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                       ----------------    --------------

Commission File No. 0-26569

                              SALEOUTLET.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   88-03992
-------------------------------              ---------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)              Identification Number)

132 West 21st Street, New York, NY                        10011
----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code  (212) 691-0288
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                          Outstanding as of September 30, 2000
------------------                  ------------------------------------
 Common Stock                                 9,369,271 shares
 Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. Financial Statements
--------------------------------------------------------------------------------


BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                                                                          Page

Unaudited Balance Sheet as of September 30, 2000                          3

Unaudited Statements of Operations for the three and nine months
ended September 30, 2000 and 1999                                         4

Unaudited Statements of Cash Flows for the nine months
ended September 30, 2000 and 1999                                         5

Notes to Unaudited Financial Statements                                   6 - 10

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                               September 30,
                                                                                                   2000            December 31,
                                                                                                (Unaudited)            1999
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash                                                                                    $         107,992  $          338,143
     Accounts receivable                                                                                97,221              48,727
     Due from affiliate                                                                                      0              12,495
     Prepaid expenses                                                                                  168,500             222,917
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS             373,713             622,282

PROPERTY, PLANT, AND EQUIPMENT                                                                          69,507              67,462
                                                                                             -----------------  ------------------

                                                                                             $         443,220  $          689,744
                                                                                             =================  ==================

LIABILITIES AND (DEFICIT) EQUITY
   CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                   $         206,172  $          181,313
     Convertible promissory notes, net of discount (face amount of $320,000)                           250,233                   0
     Capital leases - current                                                                            3,255               8,322
                                                                                             -----------------  ------------------

                                                                 TOTAL CURRENT LIABILITIES             459,660             189,635
                                                                                             -----------------  ------------------

   LONG-TERM LIABILITIES
     Capital leases                                                                                      6,973               7,442
                                                                                             -----------------  ------------------

STOCKHOLDERS' (DEFICIT) EQUITY
   Common stock, $.001 par value
     Authorized 50,000,000 shares
       9,369,271 shares issued and 495,685 issuable
       (8,934,271 and 108,016 in 1999)                                                                   9,865               9,042
     Additional paid-in capital                                                                      3,718,006           2,047,259
     Unamortized stock compensation                                                                   (105,000)                  0
     Deficit accumulated during development stage                                                   (3,646,284)         (1,563,634)
                                                                                             -----------------  ------------------

                                                      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY             (23,413)            492,667
                                                                                             -----------------  ------------------

                                                                                             $         443,220  $          689,774
                                                                                             =================  ==================


See Selected Notes to Unaudited Financial Statements.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                        9/1/95
                                                             Three months ended             Nine months ended          (Date of
                                                                September 30,                 September 30,          inception) to
                                                            2000           1999            2000           1999          9/30/00
                                                       --------------  -------------  -------------  --------------  -------------
INCOME
   Revenue                                             $      137,170  $      81,199  $     404,038  $       96,199  $     564,357
                                                       --------------  -------------  -------------  --------------  -------------
                                         TOTAL INCOME         137,170         81,199        404,038          96,199        564,357
                                                       --------------  -------------  -------------  --------------  -------------

EXPENSES
   Cost of services                                            22,401         61,363         72,093          71,627        140,749
   Sales, marketing and public relations                      366,806        276,635      1,163,177         558,756      1,726,665
   Research and development                                         0              0              0          65,000         65,000
   General and administrative                                 277,111        (28,258)       767,311         187,290      1,653,813
   Interest expense                                           336,421        155,000        488,849         155,000        646,184
                                                       --------------  -------------  -------------  --------------  -------------
                                                            1,002,739        464,740      2,491,430       1,037,673      4,232,411
                                                       --------------  -------------  -------------  --------------  -------------
                                 TOTAL OPERATING LOSS        (865,569)      (383,541)    (2,087,392)       (941,474)    (3,668,054)

OTHER INCOME
   Interest                                                       126          7,382          4,742          11,483         21,770
                                                       --------------  -------------  -------------  --------------  -------------

Net loss before income taxes                                 (865,443)      (376,159)    (2,082,650)       (929,991)    (3,646,284)
                                                       --------------  -------------  -------------  --------------  -------------

Income tax expense                                                  0              0              0               0              0
                                                       --------------  -------------  -------------  --------------  -------------

                                             NET LOSS  $     (865,443) $    (376,159) $  (2,082,650) $     (929,991) $  (3,646,284)
                                                       ==============  =============  =============  ==============  =============

Loss per weighted average share                        $         (.09) $        (.04) $        (.22) $         (.14)
                                                       ==============  =============  =============  ==============

Weighted average number of shares
   outstanding                                              9,514,618      9,006,287      9,296,080       6,701,199
                                                       ==============  =============  =============  ==============


See Selected Notes to Unaudited Financial Statements.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      9/1/95
                                                                                        Nine months ended            (Date of
                                                                                          September 30,            inception) to
                                                                                      2000            1999            9/30/00
                                                                                  -------------  -------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $  (2,082,650) $    (929,991) $       (3,646,284)
   Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Depreciation and amortization                                                     38,381            258              43,397
       Amortization of discount on debt                                                 475,132              0             630,132
       Option based fees                                                                      0              0              19,375
       Stock based compensation and fees                                                811,671        528,333           1,622,546
   Changes in assets and liabilities:
       Accounts receivable                                                              (48,494)       (75,456)            (97,221)
       Due from affiliate                                                                12,495              0                   0
       Prepaid expenses                                                                  54,417              0            (168,500)
       Officer advances                                                                       0           (185)                  0
       Accounts payable and accrued expenses                                             24,859         56,273             206,172
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED IN OPERATING ACTIVITIES       (714,189)      (420,768)         (1,390,383)

INVESTING ACTIVITIES
     Purchase of equipment                                                              (40,426)        (5,190)            (65,683)
                                                                                  -------------  -------------  ------------------

                                           NET CASH USED IN INVESTING ACTIVITIES        (40,426)        (5,190)            (65,683)

FINANCING ACTIVITIES
   Proceeds on issuance of convertible debt (with warrants in 2000)                     470,000        155,000             625,000
   Payment of capital lease                                                              (5,536)             0              (8,868)
   Sale of common stock                                                                  60,000        864,428             947,926
                                                                                  -------------  -------------  ------------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES        524,464      1,019,428           1,564,058
                                                                                  -------------  -------------  ------------------

                                                          (DECREASE) INCREASE IN
                                                       CASH AND CASH EQUIVALENTS       (230,151)       593,470             107,992

Cash and cash equivalents at beginning of year                                          338,143              0                   0
                                                                                  -------------  -------------  ------------------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $     107,992  $     593,470  $          107,992
                                                                                  =============  =============  ==================

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                       $       1,101  $           0  $            3,436
     Cash paid for income taxes                                                           1,870              0               4,713

Effective September 30, 1999, the Company issued 103,333 shares of its restricted common stock to retire $155,000 of convertible promissory notes and 155,000 shares for interest associated with the notes. During 2000, the Company issued 375,000 shares of its restricted common stock for services and prepaid expenses valued at $719,600 and 387,669 shares to retire $150,000 of convertible promissory notes and related accrued interest.

See Selected Notes to Unaudited Financial Statements.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE A - THE COMPANY

Saleoutlet.Com, Inc. ("Saleoutlet" or the "Company") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The Company had no operations from inception through March 1999. The Company has commenced its principal operations but there has been no significant revenue through September, 2000 and therefore is still considered a development stage company.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      Cash and equivalents:

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At September 30, 2000 cash equivalents amounted to approximately $78,000 and consist of one investment in a money market fund.

[2]      Fixed assets, net:

         Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets.

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


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

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (continued)

[7]      Advertising:

         Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising expense was $305,307 for the nine months ended September 30, 2000. Included in prepaid expenses at September 30, 2000 were $6,750 related to prepaid advertising and marketing resulting from the issuance of stock in connection with agreements.

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

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE C - CONVERTIBLE DEBT AND WARRANTS

         Effective April 15, 2000, the Company issued $350,000 of 8% convertible notes. The Company also issued 350,000 warrants to the note holders to purchase 350,000 shares of the Company's common stock at $1.00 per share anytime prior to April 15, 2002. The notes and accrued interest are due October 15, 2000. The notes were convertible into shares of the Company's common stock at the option of the Company, at the same price as shares to be sold in a future private placement of Company common stock. On September 18, 2000, the Company agreed to fix the conversion price at $.40 per share. The discount on the debt associated with the warrants is being amortized over the six month life of the notes. During the quarter ended September 30, 2000, the Company retired $150,000 of the 8% notes. The holders of the notes will receive 387,669 shares of the Company's common stock to retire the debt and accrued interest. The debt was converted at $.40 per share. The beneficial conversion feature of $111,649 was charged to interest expense during the quarter ended September 30, 2000.

         Under the Black-Scholes valuation method, the value of the warrants exceeded the face amount of the convertible notes issued, and therefore, the notes have been discounted to zero at the date of issuance.

         For the period ended September 30, 2000, the amortization of discount was $333,333.

         The fair value of the warrants has been estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 588%, a risk-free interest rate of 6.4% and an expected life of two years from date of grant.

         During September, 2000, the Company issued $120,000 of 10% convertible notes. The notes and accrued interest are due twelve months from the date of the note. The notes are convertible into the Company's common stock at $.40 per share during the period beginning thirty days after the date of the note and ending one day prior to the maturity date of the note. The beneficial conversion feature of $83,250 is being amortized over thirty days. $30,150 of the beneficial conversion feature was charged to expense during the quarter ended September 30, 2000. Subsequent to September 30, 2000, $100,000 of the notes are in the process of being converted into common stock.

NOTE D - GRANTS AND AWARDS

         On July 14,  2000,  the Company  granted a total of 200,000  options to purchase the Company's common stock at $.10 per share to employees. These options are exercisable after December 31, 2000 with an expiration date of July 14, 2010.

         The fair value of the options has been estimated at $1.04 per share on the date of the grant using the Black- Sholes option pricing model with the following assumptions: no dividend yield, volatility of 208%, a risk- free interest rate of 6.28% and an expected life of three years from date of grant. Had compensation cost to the employees for the Company's stock option plan been determined based upon the fair value of the options at the grant date for awards under the plan consistent with the methodology prescribed under SFAS

                                 SALEOUTLET.COM
                          (A Development Stage Company)
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE D - GRANTS AND AWARDS (continued)

         No. 123, the Company's net loss and net loss per share would have been as follows:

         Net loss -                as reported       $     (2,082,650)
                                   Pro forma               (2,090,650)
         Net loss per share  -     as reported       $           (.22)
                                   Pro forma                     (.22)

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Results of Operations

         Three Months Ended September 30, 2000

         The Company commenced its business of selling clients' merchandise on its website during the second quarter of 1999. During the three month period ended September 30, 2000, the Registrant had website revenues of $137,170 compared to $81,199 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $277,111 for the three months ended September 30, 2000 compared to $(28,258) for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent and overhead related expenses. Sales, marketing and public relations expenses were $366,806 for the three months ended September 30, 2000 compared to $276,635 for the same period in 1999. These expenses are mainly attributable to advertising, printing, consulting and public relations. Management anticipates that it will experience increased revenues in the remainder of 2000 through its website. It is also expected that revenues from initial site fees, maintenance fees and website design and creation will increase as the Registrant adds new clients to its vendor base. As of the date of this Report, the Registrant has approximately 150 clients which list merchandise for sale on the Registrant's website. It is anticipated that this number will not materially increase by the end of the year.

Nine Months Ended September 30, 2000

         During the nine month period ended September 30, 2000, the Registrant had website revenues of $404,038 compared to $96,199 of revenues in the same period in 1999 when the Registrant was just beginning operations. The Registrant's general and administrative expenses were $767,311 for the nine months ended September 30, 2000 compared to $187,290 for the same period in 1999. These expenses are attributable primarily to officer and employee salaries, rent, and overhead related expenses which were minimal in the first six months of the comparable period in 1999. Sales, marketing and public relations expenses were $1,163,177 for the nine months ended September 30, 2000 compared to $558,756 for the same period in 1999. The Company was able to pay about $774,000 of these expenses with its common stock.

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

         The Registrant currently has five (5) full time employees.

Liquidity and Capital Resources

         During the nine month period ended September 30, 2000, the Registrant raised approximately $60,000 through the sale of its common stock and $470,000 through the sale of 8% ($350,000) and 10% ($120,000) convertible promissory notes. It also issued 375,000 shares of its restricted common stock for services and prepaid expenses valued at $719,600.

         During the quarter ended September 30, 2000, the Company retired $150,000 of the 8% notes. The holders of the notes will receive 387,669 shares of the Company's common stock to retire the debt and accrued interest. The debt was converted at $.40 per share. The remainder of the 8% notes ($200,000) were due October 15, 2000. The Company is negotiating with the holders to convert their debt at $.40 per share.

         Management anticipates that the Company will require additional capital to fund its working capital requirements for the remainder of 2000. Management continues its negotiations with a private company to provide website design, consulting and development to such company which is expected to generate revenue, together with cash flow from revenues, sufficient capital to finance the Registrant's working capital requirements through the end of 2000. No assurances can be given that an agreement to provide such services will be reached. In such event, it is anticipated that required funding will likely come from the sale of the Registrant's debt and/or equity securities, the successful sale of which, if any, cannot be assured. The Registrant is also in discussions with two companies who can provide financing and other resources, including major customer databases, to significantly expand its business. In the event that the Registrant consummates a transaction with either company, as to which no assurances can be given, it expects that it would issue a substantial amount of its common stock in connection therewith.

Impact of Inflation

         Although the Registrant has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward- looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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



                                    SALEOUTLET.COM, INC.

Dated :   November 20, 2000          By: /s/ Michael Aronowitz
                                          ---------------------
                                     Michael Aronowitz, President