Form 10KSB
period 2000-12-31
GATLIN HOLDINGS INC
filed 2001-05-15
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2000        Commission File No. 0-26569


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________


                              GATLIN HOLDINGS, INC.
                    -----------------------------------------
                    (Exact name of registrant in its charter)

                     (Formerly known as SALEOUTLET.COM, INC.)



          Nevada                                         88-0399260
-----------------------------              ------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


350 East Michigan Avenue, Suite 410
     Kalamazoo, Michigan                                   49007
-----------------------------------                   ---------------
(Address of principal executive                          (Zip Code)
offices)


Registrant's telephone number, including area code:  (616) 349-3971


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

YES [X]         NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $ 451,524

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of December 31, 2000: $1,000,369.

As of December 31, 2001 the Registrant had 9,094,271 shares of Common Stock outstanding.

                                     PART I

Item 1. Description of Business (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
-----------------------------------------------------------------------------

(a)   General Business Development
      ----------------------------

      History
      -------

      Gatlin Holdings, Inc., formerly know as Saleoutlet.Com, Inc. ("Saleoutlet" or "Gatlin" or the "Company"), was incorporated in Nevada on September 1, 1995. The Company was formed specifically to seek viable businesses or enterprises to acquire but had not located such a candidate. From inception until March 1, 1999, the Company had no operations and conducted no business.

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

      The items available for sale on the web site range from jewelry to crystal to golf bags at discounts of 10% to 50% off regular retail prices and are available 24 hours a day, seven days a week. Currently, the Company offers items from over 100 clients at a time on its saleoutlet.com web site. It is anticipated that this number will increase two fold over the next 12 months. A search for a particular product can be conducted by item, store, category or price. The search engine searches the entire database of all clients' products and then displays the matches for the viewer. This allows a customer to shop all stores of all clients from one search engine. A description and picture of the item listed for sale are also provided. A customer need only fill one shopping basket for all items to be purchased regardless of how many stores he purchases from in one shopping trip. As a result, only one checkout is required. The Company's software calculates all taxes and shipping and handling charges and posts all totals. For the quarter ended December 31, 1999, three clients, Lanac Sales, Inc., Zurich US Insurance, and Whatever Works, accounted for approximately 28 %, 17%, and 12%, respectively, of the Company's revenues.

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

      Web sites can use the Company's turnkey e-tail solution to:
merchandise products within their own site environment, in a private label retail store deriving retail revenue from each transaction gathering, and using all transaction, sales and customer data, allowing a closer long-term customer relationship. The Company enables content sites to sell a wide range of vendor backed products including consumer electronics, computers, crystal, books, video, audio, games, and software without the need to establish the fulfillment/distributor/manufacturer relationships to acquire them or incurring the many burdens of commerce development and maintenance. A value added for this e-tail solution is that the Company does permit the content provider to sell its own vendors into the e-tailing solution or become a vendor themselves, providing a flexible product that is able to satisfy a variety of company/client business models.

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

      Research and Development Costs
      ------------------------------

      The Company intends to establish a small research and development team, composed of both core and rotating engineering and marketing personnel, who will develop and adopt new products, services, equipment, software and tools. The Company believes that the results of this work will allow the Company to enhance its services as well as its ability to provide those services effectively. During the 2000 fiscal year, Saleoutlet did not incur significant costs in connection with research and development. Such costs approximated $65,000 in the period between mid-March and early May 1999. The Company currently uses Bit x Bit, a New York City based interactive web development company specializing in web based e-commerce management solutions, to improve and update its web site technology.

      Employees
      ---------

      As of December 31, 2000, Saleoutlet had two(2) full-time employees and one (1) part-time employee. The Company also employs independent contractors and other temporary employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company expects the number of employees to grow significantly over the next twelve months. The areas of growth are anticipated to be in sales, vendor account services, technical support and customer service. This will result from the anticipated increase in vendors on the web site, which, in turn, will require additional customer and vendor support. Competition for qualified personnel in certain areas of the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Item 2. Properties. (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
----------------------------------------------------------------------------

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


Item 3. Legal Proceedings (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
-----------------------------------------------------------------------------


      The Company is not involved in any legal proceedings.



Item 4. Submission of Matters to a Vote of Security Holders. (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
-----------------------------------------------------------------------------


      No matter was submitted to the vote of security holders during the year ended December 31, 2000.



                                     Part II

Item 5.   Market for Common Equity and Related Stockholde Matters. (See Item
14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
----------------------------------------------------------------------------

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


                              High Bid         Low Bid          Close
                              --------         -------		-----
Fiscal 2000
-------------
First Quarter                   4.3125          2.6875           2.875
Second Quarter                  1.5             1.315            1.315
Third Quarter                   0.75            0.625            0.625
Fourth Quarter                  0.11            0.11             0.11
January 2, 2001
Through March 30, 2001          1.34            1.19             1.25

------------------------------


      The Company presently is authorized to issue 50,000,000 shares of Common Stock, of which 9,094,271 shares were outstanding as of December 31, 2000.

Holders
-------

      There were approximately 71 holders of record of the Company's Common Stock as of December 31, 2000.


Dividends
---------

      The Company has not declared or paid cash dividends on its Common
Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
------------------------------------------------------------------------------

Results of Operations
---------------------

      Year Ended December 31, 2000 Compared to December 31, 1999.

      During the year ended December 31,2000, the Company had revenues from sales generated from catalog design, photography, and commissions of approximately $451,524 compared to $160,000 revenues during the same period in 1999.

General and administrative expenses also increased in the same period of 2000 to approximately $1,091,168 from $880,000 in the comparable period in 1999. This increase is directly related to the expansion of the Company's business operations in the last quarter of the 1999 and fiscal year 2000 and is attributable to officer and employee salaries, rent and additional overhead and operating expenses of the business.

     The Company currently has six (6) full time employees and one (1) part time employee. Management does not expect to hire any additional employees.

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

Liquidity and Capital Resources
-------------------------------

      As of December 31, 2000 the Company's cash balance was $15,840, as compared to $338,143 at December 31, 1999. The Company had a negative cash flow for the year ended December 31, 2000.

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


Item 7. Financial Statements (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
------------------------------------------------------------------------------

      The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
------------------------------------------------------------------------------

      Management is not aware, and has not been advised by any predecessor accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure.

      As disclosed in the Company's Form 10-SB, effective August, 1999, the Company changed auditors but not as a result of any disagreements with its former auditors. The Company's current auditor is Tedder, James, Worden & Associates, P.A.



                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons (See
Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
-----------------------------------------------------------------------------


   (a) Identification of Directors and Executive Officers
       --------------------------------------------------

       As of December 31, 2000, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                               Period Served
Name                  Age      Position                        As Director*
----                  ---      --------                        -----------

Michael Aronowitz     36       President, CEO and Director     March 1999 to
                                                               01/17/2001

Jefferson Barr        37       Vice President, Secretary       March 1999 to
                               and Director                    01/17/2001

Lawrence Brown        54       Director                        April 1999 to
                                                               01/17/2001
----------------------------------

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


Item 10. Executive Compensation (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
---------------------------------------------------------------------------

      The Company did not compensate prior management in the years ended December 31, 1998, 1997 and 1996 since it was inactive during those years. The Company commenced compensating Messrs. Aronowitz, Barr and Brown since they were appointed to their respective positions in March 1999. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2000, 1999, 1998, 1997 and 1996.




                                                      Summary Compensation Table

                                                                        Long Term Compensation
                                                                    ------------------------------
                              Annual Compensation                      Awards              Payouts
                        ---------------------------------------        ------              -------

Name and                                               Annual     Restricted    Under-                 Other
Principal                                              Compen-    Stock         lying          LTIP    Comp-
Position             Year      Salary       Bonus      sation     Awards        Options      Payouts   ensation
---------            ----      ------       -----      ------     ------        -------      -------   --------
                                                                                (1)(3)       (2)(3)
Michael Aronowitz,    2000     $52,135       None      $52,135     1,560,000     None         None         None
President, and
Director
                      1999     $52,135       None      $52,135     1,560,000     550,000      None         None

Jefferson Barr, Vice  2000     $52,135       None      $52,135     1,470,000     None         None         None
President, Secretary
and Director
                      1999     $52,135       None      $52,135     1,470,000     550,000      None         None

Lawrence Brown,       2000      $2,000       None       $2,000     10,000        None         None         None
Director
                      1999      $2,000       None       $2,000     10,000        40,000       None         None


--------------------------

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

      Option Grants in 2000
      ---------------------

No option grants were approved during the fiscal year 2000.


      Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Value
      Table
      ---------------------------------------------------------------------

None

      Long Term Incentive Plan ("LTIP") Awards Table
      ----------------------------------------------

None


      Compensation of Directors
      --------------------------

      Non-employee directors receive 10,000 shares of the Company's Common Stock for each year they serve on the Board of Directors. In addition, they each receive $400 for each meeting of the Board of Directors that they attend.

      Employment Contracts and Termination of Employment
      and Change in Control Arrangements
      --------------------------------------------------

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

      Report on Repricing of Options/SARS
      -----------------------------------

None

Item 11.  Security Ownership of Certain Beneficial owners and Management  (See
Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
------------------------------------------------------------------------------

      (a)  Security Ownership of Certain Beneficial Owners
           -----------------------------------------------

      The following table sets forth as of December 31, 2000 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

                        Name and Address               Amount and Nature               Percent
Title of Class         of Beneficial Owner        of Beneficial Ownership (1)        of Class (2)
---------------        -------------------        ---------------------------        ------------
Common                Michael Aronowitz                   1,560,000                       21.9%
Stock                 132 West 21st Street
                      New York, NY 10011

Common                Jefferson Barr                      1,470,000                       20.9%
Stock                 132 West 21st Street
                      New York, NY 10011

Common                Christopher Stys                    1,470,000                       19.3%
Stock                 132 West 21st Street
                      New York, NY 10011

Common                Roger Tichenor                        500,000                        5.5%
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



                       Name and Address                Amount and Nature                Percent
Title of Class        of Beneficial Owner          of Beneficial Ownership(1)(2)      of Class (3)
---------------       -------------------          ---------------------------        ------------

Common Stock          Michael Aronowitz                   1,560,000                       17.2%
                      132 West 21st Street
                      New York, NY 10011

Common Stock          Jefferson Barr                      1,470,000                       16.3%
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


      (c) Changes in Control (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)

      As of December 31, 2000 there was no arrangement which may result in a change of control.



Item 12. Certain Relationships and Related Transactions (See Item 14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
------------------------------------------------------------------------

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


Item 13. Exhibits, Financial Statements and Reports on Form 8-K. (See Item
14. Subsequent Events - Item 14 is an integral part of this Form 10-K/SB and should be read in conjunction with all other items.)
----------------------------------------------------------------------------


     (a) Documents filed as part of this Report:
         ---------------------------------------

         See Index to Financial Statements attached, which are included as an integral part of this Report.

     (b) Reports on Form 8-K
         -------------------

         b(1) 8-K, filed by the Company on February 5, 2001, and incorporated by reference into this 2000 filing of its 10-K/SB.

         b(2) 8-K/A, filed by the Company on March 19, 2001, and incorporated by reference into this 2000 filing of its 10-K/SB.


     (c) Exhibits
         --------

        (2) Articles of Incorporation, as amended, filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on July 1, 1999.

        (3) Bylaws filed as an exhibit and incorporated by reference to the Company's Form 10- SB filed on July 1, 1999.

Item 14.  Subsequent Events.
----------------------------

     On January 17, 2001 the registrant, Saleoutlet.com, Inc. completed a share exchange with Gatlin Holdings, Inc., an Indiana corporation. As a result of this share exchange, the registrant will acquire a significant amount of new assets including real estate, liquor licenses and fixtures and other improvements. The essential terms of the Share Exchange are:

     a. The registrant will be the surviving corporation with the target initially being a subsidiary of the registrant; and
     b. The target shareholders (of Gatlin Holdings, Inc.) will exchange 100% of the issued and outstanding shares of Gatlin Holdings, Inc. for 7,000,000 shares of the registrant, on a pro rata basis.
     c. The target, Gatlin Holdings, Inc. an Indiana corporation, will be dissolved in Indiana after the share exchange; and
     d. The registrant will assume all assets and liabilities of the target; and
     e. The target shareholders will, after the completion of the transaction, control a majority of the voting rights of the registrant; and
     f. The registrant is not subject to the control share requirements of NRS 78.378, as provided for in its Articles of Incorporation; and
     g.  A new board of directors of the issuer was elected.


     A copy of the Plan of Share Exchange was attached to the previously filed Form 8-K/A as Exhibit 2.

     As of Monday, February 5, 2001, the company began trading on the NASD OTC Bulletin Board under the new symbol of "GTHI".


Business of the Registrant:
---------------------------

      At the time of the Share Exchange, the registrant, for all practical purposes, was not a "going concern." The registrant had no remaining customers for its services, had no revenues, and no account receivables. As a result, the registrant was not actively engaged in business. The only asset of the company, the name "Sale Outlet.com" was offered for sale to the previous officers and directors of the company, however, the offer was declined. Therefore, the registrant is the owner of the name "Sale Outlet.com."

Resignation of Registrant's Directors
-------------------------------------

     The entire Board of Directors of the registrant resigned as of January 15, 2001. The shareholders of the registrant, on January 15, 2001 elected the following to the Board of Directors: Wesley Van Dam, Jon Newby and Steve Burhoe. The newly elected directors will serve until the next regular annual meeting of the shareholders, or until otherwise removed.



                                SIGNATURES
                                ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Gatlin Holdings, INC.


Date:  May 14, 2001                   By:  /s/ Wes Van Dam
                                          ---------------------------------
                                          Wes Van Dam
                                          President/ CEO

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                             Title                         Date
     ----                             -----                         ----
/s/ Wes Van Dam                  Chairman & Director             May 14, 2001
---------------------------
Wes Van Dam



/s/ John Newby                   Vice President, Secretary       May 14, 2001
---------------------------         and Director
John Newby

                             SALEOUTLET.COM, INC.
                          (a development stage company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2000


Contents


                                                                       Page
                                                                       ----

Financial Statements

   Independent auditors' report                                         F-2


   Balance sheet as of December 31, 2000                                F-3


   Statement of operations for the year ended December 31, 2000 and for the period September 1, 1995 (inception) through
   December 31, 2000                                                    F-4


   Statement of changes in stockholders' equity for the period
   September 1, 1995 (inception) through December 31, 2000              F-5


   Statement of cash flows for the year ended December 31, 2000
   and for September 1, 1995 (inception) through December 31, 2000      F-6


   Notes to financial statements                                        F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders SALEOUTLET.COM, Inc. New
York, New York

We were engaged to audit the accompanying balance sheet of Saleoutlet.com, Inc. (a development stage company) (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from September 1, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of Company's management. The financial statements of Saleoutlet.com, Inc. as of and for the year ended December 31, 1999 and for the period from September 1, 1995 (inception) to December 31, 1999, were audited by other auditors whose report dated April 11, 2000 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The detailed accounting records and supporting data were not made available for our audit. Therefore, we were not able to satisfy ourselves that the financial statements are in conformity with generally accepted auditing standards and free of material misstatements.

Because of the significance of the matters discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express an opinion on the December 31, 2000 financial statements referred to in the first paragraph.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered losses during the development period and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note A to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Tedder, James, Worden & Associates, P.A.


Orlando, Florida
May 14, 2001

                            SALEOUTLET.COM, INC.
                       (a development stage company)

                               Balance Sheet
                              December 31, 2000


ASSETS
Current assets:
   Cash and equivalents                                          15,841
   Accounts receivable                                           54,936
   Due from affiliate                                                 0
   Prepaid expenses                                             168,500
                                                         --------------
       Total current assets                                     239,277

Fixed assets, net                                                76,895
                                                         --------------
                                                         $      316,172
                                                         ==============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                 $      174,571
   Capital leases - current portion                                 176
                                                         --------------
                                                                174,747
                                                         --------------
Note Payable                                                     20,000
Capital leases - less current portion                             6,972
                                                         --------------
Commitments (Note E)

STOCKHOLDERS' EQUITY
Common stock - $.001 par value; 50,000,000 shares
  authorized; 10,441,996 shares issued                           11,820
Additional paid-in capital                                    4,081,184
Deficit accumulated during the development stage             (3,978,551)
                                                         --------------
                                                         $      316,172
                                                         ==============


See notes to financial statements

                            SALEOUTLET.COM, INC.
                        (a development stage company)

                           Statement of Operations

							Year		Year		September 1,
							Ended		Ended		1995
							December 31,	December 31,	(Inception)
							2000		1999		to
											December 31,
											2000
                                                       -------------    ------------    ------------
Revenue:
Catalog design and photography                         $     428,324         158,738         587,062
Commission                                                    23,200           1,581          24,781
                                                       -------------    ------------    ------------
                                                             451,524         160,319         611,843
                                                       -------------    ------------    ------------

Expenses:
   Cost of service                                           129,730          68,656         198,386
   Sales, marketing and public relations                     960,031         563,488       1,523,519
   Research and development                                        0          65,000          65,000
   General and administrative                              1,091,168         880,437       1,977,670
   Interest expense (including $155,000 of
   Equity related charges in 2000)                           690,822         157,335         848,157
                                                       -------------     -----------    ------------
                                                           2,871,751       1,734,916       4,612,732
                                                       -------------     -----------    ------------
Loss from operations before other income                  (2,420,227)     (1,574,597)     (4,000,889)
                                                       -------------     -----------    ------------
Other:
   Interest income                                             5,310          17,028          22,338
                                                       -------------     -----------    ------------
Net loss                                               $  (2,414,917)     (1,557,569)     (3,978,551)
                                                       =============     ===========    ============

Net loss per common share - basic and diluted                   (.26)          $(.22)
                                                       =============     ===========

Weighted average common shares outstanding                 9,595,964       7,103,830
                                                       =============     ===========




See notes to financial statements

                             SALEOUTLET.COM, INC.
                         (a development stage company)

                 Statement of Changes in Stockholders' Equity



                                                                                                     Additional
                                                                     Common Stock                     Paid-in
                                                               Shares              Amount             Capital
                                                           -------------        -------------      --------------
Balance - September 1, 1995 (inception)                                -                    -                   -
Issuance of stock                                              6,000,000        $       6,000
Net loss period ended December 31, 1995                                -                    -                   -
                                                           -------------        -------------
Balance - December 31, 1995                                    6,000,000                6,000                   -
Net loss year ended December 31, 1996                                  -                    -                   -
                                                           -------------        -------------      --------------
Balance - December 31, 1996                                    6,000,000                6,000                   -
Net loss year ended December 31, 1997                                  -                    -                   -
                                                           -------------        -------------      --------------
Balance - December 31, 1997                                    6,000,000                6,000
Net loss year ended December 31, 1998                                  -                    -                   -
                                                           -------------        -------------      --------------
Balance - December 31, 1998                                    6,000,000                6,000
Return and cancellation of outstanding common
  stock on recapitalization                                   (3,000,000)              (3,000)              3,000
Issuance of common stock at $.01 per share
   to new management - April 1999                              4,500,000                4,500              40,500
Sale of convertible debt instruments with
common stock issuable at   $1.50 per share                       103,333                  103             154,897
Issuance of common stock at $1.00 per share
 on conversions of  convertible debt instrument                  155,000                  155             154,845
Issuance of common stock to consultant
 at $1.00 per share - April 1999                                 500,000                  500             499,500
Sale of common stock issued and
issuable at $1.50 per share - June 1999                          587,954                  588             881,338
Issuance of common stock to a director
 at $1.50 per share - June 1999                                   10,000                   10              14,990
Issuance of common stock to consultants
 at $1.50 per share - June 1999                                  150,000                  150             224,850
Issuance of common stock to consultants
 at $1.50 per share - October 1999                                25,000                   25              37,475
Issuance of common stock to consultants at
 $1.50 per  share - December 1999                                 11,000                   11              16,489
Issuance of 15,500 stock options to consultants
 at $1.25 per option                                                                                       19,375
                                                           -------------        -------------       -------------
Balance - December 31, 1999                                    9,042,287        $       9,042           2,047,259




                           SALEOUTLET.COM, INC.
                      (a development stage company)

              Statement of Changes in Stockholders' Equity



                                                                                                     Additional
                                                                     Common Stock                     Paid-in
                                                               Shares              Amount             Capital
                                                           -------------        -------------      --------------
Sale of common stock at $1.00 per share
  January 2001                                                    60,000                   60              59,940
Issuance of common stock to consultants at
  $1.50 per share                                                375,000                  375             739,480
Issuance of common stock at $.40 per share
  on conversion of convertible debt instrument                   583,476                  583             232,807
Issuance of common stock at $.14 per share
  on conversion of convertible debt instrument                 1,811,233                1,760             251,761
Issuance of 200,000 stock options at $.10 per
   share                                                         200,000              -                    87,000
Beneficial portion of convertible debt                                                                    662,937
Net loss year ended December 31, 2000
                                                           -------------        -------------        ------------
Balance - December 31, 2000                                   10,441,996        $      11,820           4,081,184
                                                           =============        =============        ============


                           SALEOUTLET.COM, INC.
                       (a development stage company)

                Statement of Changes in Stockholders' Equity



(RESTUBBED TABLE)

                                                         Deficit
                                                       Accumulated
                                                        During the
                                                       Development
                                                          Stage              Total
                                                       -----------       -----------
Balance - September 1, 1995 (inception)                          -                 -
Issuance of stock                                      $         -             6,000
Net loss period ended December 31, 1995                     (5,664)           (5,664)
                                                       -----------       -----------
Balance - December 31, 1995                                 (5,664)              336
Net loss year ended December 31, 1996                         (157)             (157)
                                                       -----------       -----------
Balance - December 31, 1996                                 (5,821)              179
Net loss year ended December 31, 1997                          (72)              (72)
                                                       -----------       -----------
Balance - December 31, 1997                                 (5,893)              107
Net loss year ended December 31, 1998                         (172)             (172)
                                                       -----------       -----------
Balance - December 31, 1998                                 (6,065)              (65)
Return and cancellation of outstanding common
  stock on recapitalization                                      -                 -
Issuance of common stock at $.01 per share
  to new management - April 1999                                              45,000
Sale of convertible debt instruments with common
 stock issuable at   $1.50 per share                                         155,000
Issuance of common stock at $1.00 per share
 on conversions of convertible debt instrument                               155,000
Issuance of common stock to consultant
 at $1.00 per share - April 1999                                             500,000
Sale of common stock issued and issuable
 at $1.50 per share - June 1999                                              881,926
Issuance of common stock to a director
 at $1.50 per share - June 1999                                               15,000
Issuance of common stock to consultants
 at $1.50 per share - June 1999                                              225,000
Issuance of common stock to consultants
 at $1.50 per   share - October 1999                                          37,500


                           SALEOUTLET.COM, INC.
                       (a development stage company)

                Statement of Changes in Stockholders' Equity



(RESTUBBED TABLE)

                                                         Deficit
                                                       Accumulated
                                                        During the
                                                       Development
                                                          Stage              Total
                                                       -----------       ------------
Issuance of common stock to consultants
 at $1.50 per share - December 1999                                        		 16,500
Issuance of 15,500 stock options to consultants
 at $1.25 per option                                                                   		19,375
Net loss year ended December 31, 1999                   (1,557,569)        (1,557,569)
                                                       -----------       ------------
Balance - December 31, 1999                             (1,563,634)           492,667
Sale of common stock at $1.00 per share
  January 2001                                                                 59,940
Issuance of common stock to consultants at
  $1.50 per share                                                             739,480
Issuance of common stock at $.40 per share
  on conversion of convertible debt instrument                                232,807
Issuance of common stock at $.14 per share
  on conversion of convertible debt instrument                                251,761
Issuance of 200,000 stock options at $.10 per
   share                                                                       87,000
Beneficial portion of convertible debt                                        662,937
Net loss year ended December 31, 2000                   (2,414,917)        (2,414,917)
                                                       -----------       ------------
Balance - December 31, 2000                            $(3,978,551)           111,675
                                                       ===========       ============





See notes to financial statements

                           SALEOUTLET.COM, INC.
                        (a development stage company)

                          Statement of Cash Flows


							Year		Year		September 1,
							Ended		Ended		1995
							December 31,	December 31,	(Inception)
							2000		1999		to
											December 31,
											2000
                                                        ------------    -----------     ------------
Cash flows from operating activities:
   Net loss                                             $ (2,414,917)    (1,557,569)      (3,978,551)
      Adjustments to reconcile net loss to
 net cash used in operating activities:
           Depreciation and amortization                      38,381          4,951           43,397
           Amortization of discount on debt                        -        155,000          155,000
           Stock-based compensation and fees               1,976,703        810,875        2,787,578
        Option based fees                                          -         19,375           19,375
           Changes in:
              Receivables                                     (6,209)       (48,727)         (54,936)
              Due from related party                          12,495        (12,495)               -
              Prepaid expenses                                54,417       (222,917)        (168,500)
              Accounts payable and accrued expenses           (6,742)       181,313          174,571
                                                        ------------    -----------     ------------
               Net cash used in operating activities        (345,872)      (670,194)      (1,016,066)
                                                        ------------    -----------     ------------
Cash flows from investing activities:
   Purchase of equipment                                     (47,813)       (25,257)         (73,070)
                                                        ------------    -----------     ------------
Cash flows from financing activities:
   Net proceeds on sale of convertible debt
 instrument with common stock                                 20,000        155,000          175,000
   Payment of capital lease                                   (8,616)        (3,332)         (11,948)
   Proceeds from sale of stock, net of related costs          60,000        881,926          947,926
                                                        ------------    -----------     ------------
                Net cash provided by financing
                  activities                                  71,834      1,033,594        1,111,428
                                                        ------------    -----------     ------------
Net increase (decrease) in cash                             (322,302)       338,143          660,445
Cash and cash equivalents - at beginning of year             338,143              -                      -
                                                        ------------    -----------     ------------

Cash and cash equivalents - at end of year              $     15,841        338,143           15,841
                                                        ============    ===========     ============


                            SALEOUTLET.COM, INC.
                       (a development stage company)

                          Statement of Cash Flows


							Year		Year		September 1,
							Ended		Ended		1995
							December 31,	December 31,	(Inception)
							2000		1999		to
											December 31,
											2000
                                                        ------------    -----------     ------------
Supplemental disclosures of cash flow information:
   Interest                                             $          -          2,335            2,335

Supplemental disclosure of non-cash investing
 and financing activities:
   Common stock issuable on the sale of
 convertible debt instrument with common stock          $          -        155,000          155,000
   Conversion of convertible promissory notes
 to common stock                                        $    739,855        155,000          155,000
   Purchase of equipment with capital
 lease obligations                                      $          -         19,096           19,096
   Stock-based compensation for
 employees and directors                                $     87,000        834,000          834,000
   Issuance of stock options for consulting services    $    486,962        116,005          116,005
   Common stock issued for website development          $          -         28,125           28,125




See notes to financial statements

                            SALEOUTLET.COM, INC.
                       (a development stage company)


                       Notes to Financial Statements
                            December 31, 2000


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

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, along with a new strategic focus to create new markets for their products and services. As shown in the accompanying financial statements, the Company has incurred a substantial net losses and the Company has generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain.

During 2000, the Company discontinued its web-based business and subsequent to year-end effected a tax-free merger with Gatlin
Holdings, Inc. Gatlin Holdings, Inc. is in the business of acquiring and developing property.

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

                        SALEOUTLET.COM, INC.
                  (a development stage company)


                  Notes to Financial Statements


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At December 31, 2000 cash equivalents amounted to approximately $8,721 and consist of one investment in a money market fund.

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


[4]    Stock-based compensation:

The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan applicable to employees. As such, deferred compensation expense is recorded on the date of grant of employee options if the current market price of the underlying stock exceeds the exercise price of the option, and such deferral is amortized and charged to operations over the vesting period of the options. Options or stock awards issued to non-employees are valued using the fair value method and expensed over the period services are provided, in accordance with the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                          SALEOUTLET.COM, INC.
                    (a development stage company)


                    Notes to Financial Statements


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

Advertising expense is comprised of print and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising and marketing expenses charged to operations totaled $333,833 and $363,061 for the years ended December 31, 2000 and 1999. Included in prepaid expenses at December 31, 2000 and 1999 were $150,500 and $93,750 relating to prepaid advertising and marketing resulting from the issuance of stock in connection with an agreement (see Note G).

                           SALEOUTLET.COM, INC.
                     (a development stage company)


                     Notes to Financial Statements


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

The carrying amounts of the Company's financial instruments approximate fair value due to their short-term nature or their underlying terms.

[12]   Website development costs:

The Company capitalized the direct costs for outside consultants to create the program code for its website.

                          SALEOUTLET.COM, INC.
                      (a development stage company)


                       Notes to Financial Statements


NOTE C - FIXED ASSETS, NET

Fixed assets, at cost, at December 31, 2000 consisted of the following:


                                                         Estimated
                                                           Useful
                                                           Life
                                                         ---------
Website development                      $  54,363       1     year
Equipment                                   39,082       2 - 3 years
Furniture and fixtures                       4,792       2 - 3 years
Capital lease equipment                     19,096       3     years
Leasehold Improvements                       2,958       Term of lease
                                        ----------
                                           120,291
Less accumulated depreciation
  and amortization                          43,397
                                        ----------
                                        $   76,894
                                        ==========

NOTE D - INCOME TAXES

As of December 31, 2000, the Company has an estimated net operating loss carryforward of approximately $4,080,000, which expires in 2019. As of December 31, 2000. The Company has a net deferred tax asset of $1,632,000 resulting from operating loss carry-forwards. Such net amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows:

       Federal                                          (34)%
       State and local, net of federal benefit           (6)%
       Increase in valuation allowance                   40 %
                                                    -------
       Income tax benefit                                 0 %
                                                    =======

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements

NOTE D - INCOME TAXES

As of December 31, 2000, the Company has an estimated net operating loss carryforward of approximately $4,080,000, which expires in 2019. As of December 31, 2000. The Company has a net deferred tax asset of $1,632,000 resulting from operating loss carry-forwards. Such net amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows:

       Federal                                         (34)%
       State and local, net of federal benefit          (6)%
       Increase in valuation allowance                  40 %
                                                      ----
          Income tax benefit                             0 %
                                                      ====

The Company has recorded state and local franchise taxes based on capital in the amount of $1,900 and $1,500 for the year ended December 31, 2000 and 1999 respectively, which is included under the caption general and administrative expenses on the statement of operations.

NOTE E - COMMITMENTS

[1]    Lease commitments:

The Company sub-leases its office space from an entity fully controlled by its officers under an operating lease, on a month-to-month basis. Such a lease provides for monthly payments as agreed by both companies.

Rent expense for the period ended December 31, 2000 and 1999 approximated $30,000 and $48,000, respectively.

[2]    Significant customer:

The Company has three customers that account for approximately $93,000 or 53% of net sales and one customer that accounts for $45,110 or 93% of accounts receivables at December 31, 1999.

                           SALEOUTLET.COM, INC.
                     (a development stage company)


                     Notes to Financial Statements


NOTE E - COMMITMENTS, CONTINUED

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

                     SALEOUTLET.COM, INC.
                (a development stage company)


               Notes to Financial Statements


NOTE G - GRANTS AND AWARDS

[1]    Options:

In December 1999, the Company granted options to purchase 93,000 shares of common stock at $1.34 per share as compensation to individuals other than employees for investment related services. The options are exercisable at the rate of 15,500 per month for six months and expire on December 20, 2009. The estimated fair value of the options, which amounted to $19,375, was charged to operations during the year 1999.

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

[2]    Other equity issuances:

During the year ended December 31, 2000, the Company issued common stock as follows:

(a) In April 1999, 4,500,000 shares were issued to three new officers as an incentive to join the Company and develop an operating business. These shares were valued at $.01 per share, which the Company estimated to be fair value. The estimated fair value of $45,000 was charged to operations in 1999.

(b) In April 1999, 500,000 shares were issued to a consultant for services to be rendered through April 2000. These shares were valued at $1.00 per share totaling $500,000. At December 31, 2000, $375,000 was charged to operations and the balance amounting to $125,000 was included in prepaid expenses.

                      SALEOUTLET.COM, INC.
                (a development stage company)


                Notes to Financial Statements


NOTE G - GRANTS AND AWARDS, CONTINUED

[2]      Other equity issuances:  (continued)

(c) In June 1999, 150,000 shares were issued for advertising services to be rendered through May 2000. These shares were valued at $1.50 per share totaling $225,000. At December 31, 2000, $131,250 was charged to operations and the balance of $93,750 was included in prepaid expenses.

(d) In June 1999, 10,000 shares were issued to a director for services rendered through June 2000. These shares were valued at $1.00 per share amounting to $10,000. At December 31, 2000, $5,833 was charged to operations and the balance of $4,167 was included in prepaid expenses.

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

(f) During 1999, the Company issued 36,000 shares of stock valued at $1.50 per share for services provided by two separate companies. At December 31, 2000, $25,875 was charged to operations for such services, and $28,125 was capitalized for website development costs to be amortized over 12 months (the expected useful life).

                       SALEOUTLET.COM, INC.
                  (a development stage company)


                  Notes to Financial Statements


NOTE G - GRANTS AND AWARDS, CONTINUED

[2]      Other equity issuances:  (continued)

Information with respect to 1999 stock option activities is as follows:


                                                      1999
                                          -----------------------------------
                                                             Weighted Average
                                              Shares        Exercise in Price
                                          -------------     -----------------
Outstanding at beginning of year                                       0
Options granted                             1,830,500             $ 1.37
Options cancelled                                   0
Options exercised                                   0
                                            ---------
Outstanding at end of year                  1,830,500             $ 1.37
                                            =========
Options exercisable at end of year          1,830,500
                                            =========


The following table presents information relating to stock options outstanding at December 31, 1999:

             Options Outstanding                     Options Exercisable
             -------------------                     -------------------
                                       Weighted
                         Weighted       Average               Weighted
                          Average     Remaining                Average
Exercise                 Exercise       Life in               Exercise
 Price                     Shares         Price     Years       Shares     Price
--------               ----------     ---------     -----    ---------    ------
$  1.25                   440,000                    9.7       440,000
$  1.34                 1,290,500                    9.9     1,290,500
$  2.25                   100,000                    9.5       100,000
                       ----------                            ---------
                        1,830,500      $ 1.37                1,830,500    $ 1.37
                      ============                           =========


                            SALEOUTLET.COM, INC.
                      (a development stage company)


                      Notes to Financial Statements


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

Net loss - as reported                  $ 1,557,569
         - pro forma                      3,868,858
Net loss per share - as reported               (.22)
         - pro forma                           (.55)


NOTE H - RELATED PARTY TRANSACTIONS

[1]    During the year ended December 31, 1999, the Company hired an entity controlled by the officers of the Company for various promotional material related expenses. Such expenses amounted to approximately $76,000 for the year.

The Company had a receivable of $12,495 from the aforementioned entity at December 31, 1999.

[2]    The Company had revenues of approximately $20,000 from a
related company, a principal of which, is a director of the Company.

During the year, the Company hired a family member of an officer for graphic design services. Such expenses amounted to $500 for the year.

                       SALEOUTLET.COM, INC.
                  (a development stage company)


                  Notes to Financial Statements


NOTE I - SUBSEQUENT EVENTS

Effective January 15, 2001, a majority of the shareholders, pursuant to the recommendation of the board of directors, voted for a reverse split of the Company's common shares. All shares held as of January 15, 2001 will be subject to the reversal. As a result, each six shares of the Company's common stock will be exchanged for one share of the Company's common shares.

On January 17, 2001, the Company completed a tax-free merger with Gatlin Holdings, Inc. The Company exchanged 7,000,000 shares of its common stock for 100% of the outstanding shares of Gatlin Holdings, Inc. As part of the merger agreement, the Company changed its name to Gatlin Holdings, Inc.