Form 10-K/A
period 2000-12-31
GATLIN HOLDINGS INC
filed 2001-05-25
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of December 31, 2000: $1,311,762.

As of December 31, 2000 the Registrant had 11,925,126 shares of Common Stock outstanding.

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

------------------------------


      The Company presently is authorized to issue 50,000,000 shares of Common Stock, of which 11,925,126 shares were outstanding as of December 31, 2000.

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

General and administrative expenses also increased in the same period of 2000 to approximately $1,292,503 from $880,000 in the comparable period in 1999. This increase is directly related to the expansion of the Company's business operations in the last quarter of the 1999 and fiscal year 2000 and is attributable to officer and employee salaries, rent and additional overhead and operating expenses of the business.

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

Liquidity and Capital Resources
-------------------------------

      As of December 31, 2000 the Company's cash balance was $25,940, as compared to $338,143 at December 31, 1999. The Company had a negative cash flow for the year ended December 31, 2000.

      Financing activities through the sale of convertible debt and Common Stock generated cash in the aggregate amount of $1,572,926.

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

      200,000 options were approved during the fiscal year 2000.


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

Item 14.  Subsequent Events.
----------------------------

     On January 17, 2001 the registrant, Saleoutlet.com, Inc. completed a share exchange with Gatlin Holdings, Inc., an Indiana corporation. As a result of this share exchange, the registrant will acquire a significant amount of new assets including real estate, liquor licenses and fixtures and other improvements. The essential terms of the Share Exchange are:

     a. The registrant will be the surviving corporation with the target initially being a subsidiary of the registrant; and
     b. The target shareholders (of Gatlin Holdings, Inc.) will exchange 100% of the issued and outstanding shares of Gatlin Holdings, Inc. for 2,039,254 shares of the registrant, on a pro rata basis.
     c. The target, Gatlin Holdings, Inc. an Indiana corporation, will be dissolved in Indiana after the share exchange; and
     d. The registrant will assume all assets and liabilities of the target; and
     e. The target shareholders will, after the completion of the transaction, control a majority of the voting rights of the registrant; and
     f. The registrant is not subject to the control share requirements of NRS 78.378, as provided for in its Articles of Incorporation; and
     g.  A new board of directors of the issuer was elected.


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

                                      Gatlin Holdings, INC.


Date:  May 24, 2001                   By:  /s/ Wes Van Dam
                                          ---------------------------------
                                          Wes Van Dam
                                          President/ CEO

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                             Title                         Date
     ----                             -----                         ----
/s/ Wes Van Dam                  Chairman & Director             May 24, 2001
---------------------------
Wes Van Dam



/s/ John Newby                   Vice President, Secretary       May 24, 2001
---------------------------         and Director
John Newby

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


   Balance sheet as of December 31, 2000                                F-3


   Statement of operations for the year ended December 31, 2000 and for the period September 1, 1995 (inception) through
   December 31, 2000                                                    F-4


   Statement of changes in stockholders' equity for the period
   September 1, 1995 (inception) through December 31, 2000              F-5


   Statement of cash flows for the year ended December 31, 2000
   and for September 1, 1995 (inception) through December 31, 2000      F-6


   Notes to financial statements                                        F-7

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Saleoutlet.com, Inc.:

We have audited the accompanying balance sheet of Saleoutlet.com, Inc. (a development stage company) (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Company's management. The financial statements of Saleoutlet.com, Inc. as of and for the year ended December 31, 1999 and for the period from September 1, 1995 (inception) to December 31, 1999, were audited by other auditors whose report dated April 11, 2000 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saleoutlet.com, Inc. as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/Tedder, James, Worden & Associates, P.A.


Orlando, Florida
May 24, 2001

                             SALEOUTLET.COM, INC.

                                Balance Sheet

                              December 31, 2000


                   Assets                                   2000
                   ------                                ---------
Current assets:
  Cash and cash equivalents                              $  25,940
  Accounts receivable                                       24,722
                                                         ---------
    Total assets                                            50,662
                                                         =========


      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                  $ 213,192
  Note Payable                                              20,000
                                                         ---------
    Total liabilities                                      233,192

Stockholders' equity:
  Common stock - $.001 par value; 50,000,000 shares
    authorized; 11,925,126 shares issued
    and outstanding                                         11,925
  Additional paid-in capital                             3,432,371
  Defecit accumilated during the development stage      (3,626,826)
                                                         ---------
    Total stockholders' deficit                           (182,530)
                                                         ---------
    Total liabilities and stockholders' deficit          $  50,662
                                                         =========



See accompanying notes to financial statements.

                              SALEOUTLET.COM, INC.

                          Statement of Operations

                                                                                     September 1,
                                                Year ended        Year ended       1995(Inception)
                                                December 31,      December 31,        to December
                                                   2000              1999              31, 2000
                                               -------------     -------------     ---------------
Revenue
  Catalog design and photography                     409,110           158,738            567,848
  Commission                                          23,200             1,581             24,781
                                               -------------     -------------      -------------
    Total revenue                                    432,310           160,319            592,629
                                               -------------     -------------      -------------
Expenses
  Cost of Service                                    135,764            68,656            204,420
  Sales, marketing and public relations              919,246           563,488          1,482,734
  Research and development                               -              65,000             65,000
  General and administrative                       1,292,503           880,437          2,179,005
  Interest expense                                    96,951           157,335            254,286
                                               -------------     -------------      -------------
    Total Expenses                                 2,444,464         1,734,916          4,185,445

Loss from operations before other income
(expense)                                         (2,012,155)       (1,574,597)        (3,592,817)
                                               -------------     -------------      -------------

Other:
  Interest income                                      5,310            17,028             22,338
  Loss on disposal of assets                         (56,347)              -              (56,347)
                                               -------------     -------------      -------------
Net loss                                          (2,063,192)       (1,557,569)        (3,626,826)
                                               =============     =============      =============


Net Loss per common share - basic and diluted          (0.22)            (0.22)
                                               =============     =============

Weighted average common shares outstanding         9,364,033         7,103,830
                                               =============     =============




See accompanying notes to financial statements.

                             SALEOUTLET.COM, INC.

                  Statements of Stockholders' Equity (Deficit)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                     Additional     During the      Total
                                                               Common Stock           Paid-in      Development   Stockholders'
                                                         Shares          Amount       Capital          Stage        Equity
                                                       ----------      ---------   -------------   ------------  -------------

Balances at September 1, 1995 (inception)                     -        $     -              -              -               -
  Issuance of stock                                     6,000,000          6,000            -              -             6,000
  Net Income (Loss) period ended December 31, 1998                                                      (6,065)         (6,065)

Balance at December 31, 1998                            6,000,000          6,000            -           (6,065)            (65)

  Return and cancellation of outstanding common stock
    on recapitalization                                (3,000,000)        (3,000)         3,000            -               -
  Issuance of common stock at .01 per common share to
    new management                                      4,500,000          4,500         40,500            -            45,000
  Sale of convertible debt instruments with common
    stock issuable at $1.50 per share                     103,333            103        154,897            -           155,000
  Issuance of common stock at $1.00 per share on
    conversions of convertible debt instruments           155,000            155        154,845            -           155,000
  Issuance of common stock to consultants at $1.00
    per share                                             500,000            500        499,500            -           500,000
  Issuance of common stock to consultants at $1.50
    per share                                             186,000            186        278,814            -           279,000
  Issuance of common stock to a director at $1.50
    per share                                              10,000             10         14,990            -            15,000
  Sale of common stock issued and issuable at $1.50
    per share                                             587,954            588        881,338                        881,926
  Issuance of 15,500 stock options to consultants at
    $1.25 per option                                                                     19,375                         19,375
  Net loss year ended December 31, 1999                                                             (1,557,569)     (1,557,569)
                                                       ----------      ---------    -----------    -----------     -----------

Balance at December 31, 1999                            9,042,287          9,042      2,047,259     (1,563,634)        492,667

  Issuance of common stock at $1.00 per share              60,000             60         59,940                         60,000
  Issuance of common stock to consultants at $1.50
    per share                                             375,000            375        562,125                        562,500
  Issuance of common stock at $.40 per share on
    conversions of convertible debt instruments           452,475            453        225,784                        226,237
  Issuance of common stock at $.14 per share on
    conversions of convertible debt instruments         1,940,234          1,940        337,600                        339,540
  Issuance of common stock options at .10 for
    compensation to employee                                                            192,000                        192,000
  Issuance of common stock to consultant at
    .14 per share                                          55,130             55          7,663                          7,718
                                                       ----------      ---------    -----------     ----------     -----------
    Net loss year ended December 31, 2000                                                  -        (2,063,192)     (2,063,192)
                                                       ----------      ---------    -----------    -----------     -----------
Balance at December 31, 2000                           11,925,126         11,925      3,432,371     (3,626,826)       (182,530)
                                                       ==========      =========    ===========    ===========






See accompanying notes to financial statements.

                             SALEOUTLET.COM, INC.
                          Statement of Cash Flows

                                                                                                          September 1,
                                                                  Year ended         Year ended        1995 (Inception)
                                                                 December 31,        December 31,         to December
                                                                     2000              1999                31, 2000
                                                                 ------------      ------------        --------------

Net loss                                                         $ (2,063,192)       (1,557,569)       $   (3,626,826)
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation                                                       54,624             4,951                59,640
    Loss on impairment of fixed assets                                 56,347                 -                56,347
    Amortization of discount on debt                                        -           155,000               155,000
    Stock-based compensation and fees                                 570,218           810,875             1,381,093
    Option - based compensation and fees                              192,000            19,375               211,375
    Debt conversion expense                                           115,777                 -               115,777
    Changes in:
      Receivables                                                      24,005           (48,727)              (24,722)
      Due from related parties                                         12,495           (12,495)                    -
      Prepaid expenses                                                222,917          (222,917)                    -
      Accounts payable and accrued expenses                            31,879           181,313               213,192
                                                                 ------------      ------------        --------------
        Net cash used in operating activities                        (782,930)         (670,194)           (1,459,124)
                                                                 ------------      ------------        --------------

Purchase of equipment                                                 (47,812)          (25,257)              (73,069)
                                                                 ------------      ------------        --------------
Net proceeds on the sale of convertible debt
  instrument with common stock                                        470,000           155,000               625,000
Payment of capital lease                                              (11,461)           (3,332)              (14,793)
Proceeds from sale of stock, net of related costs                      60,000           881,926               947,926
                                                                 ------------      ------------        --------------
        Net cash provided by financing activities                     518,539         1,033,594             1,558,133
                                                                 ------------      ------------        --------------

Net increase (decrease) in cash                                      (312,203)          338,143                25,940
Cash and cash equivalents - at beginning of year                      338,143                 -                     -
                                                                 ------------      ------------        --------------
Cash and cash equivalents - at end of year                             25,940           338,143                25,940
                                                                 ============      ============        ==============

Cash paid for interest                                                  1,223             2,335                 3,558

Financing activities:
  Common stock issuable on the sale of convertible
    debt instrument with common stock                                       -           155,000               155,000
  Conversion of convertible promissory notes to
    common stock                                                      450,000           155,000               605,000
  Purchase of equipment with capital lease obligations                      -            19,096                19,096
  Stock based compensation for employees and
    directors                                                               -           834,000               834,000
  Issuance of common stock for services                               570,218                 -               570,218
  Issuance of stock options for services                              192,000           116,005               308,005
  Common stock issued for website development                               -            28,125                28,125





See accompanying notes to financial statements.

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At December 31, 2000 cash equivalents amounted to approximately $8,721 and consist of a money market account.

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



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

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



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

[9]    Comprehensive income:

The Company adopted the provisions of SFAS No. 130, "Reporting
Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.
Comprehensive loss for the period consists of the net loss.

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

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



NOTE C - ASSET IMPAIRMENT LOSS

During fiscal 2000, the company recorded a non-cash asset impairment of approximately $56,000. The impairment adjustment was required to reduce certain fixed assets to their net realizable value as of December 31, 2000.


NOTE D - INCOME TAXES

As of December 31, 2000, the Company has an estimated net operating loss carryforward of approximately $3,000,000, which expires in 2019. As of December 31, 2000. The Company has a net deferred tax asset of approximately $1,000,000 resulting from operating loss carry-forwards. Such net amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows:

       Federal                                            (34)%
       State and local, net of federal benefit             (6)%
       Increase in valuation allowance                     40 %
                                                         ------
          Income tax benefit                                0 %
                                                         ======


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

                           SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



[2]    Significant customers:

The Company has three customers that account for approximately
$245,000 or 54% of net revenue during 2000 and $93,000 or 58% of net revenue during 1999.

[3]    Employment contracts:

During August 1999, the Company entered into two separate but similar five-year employment contracts with its president and its chief operating officer for annual salaries of $75,000 each with annual escalations of 10 percent. Upon expiration of the employment contract, the term shall be automatically renewed for two years unless the employer gives written notice prior to sixty days before the expiration date. Each of the employees were granted options to purchase 200,000 shares of common stock at an exercise price of $1.25 per share. Effective January 15, 2001, these employment contracts were terminated.

[4]    Capital lease obligations:

The Company entered into various computer capital leases with interest rates ranging from 8% to 13%. Subsequent to December 31, 2000 these leases were cancelled.


NOTE F - STOCKHOLDERS' EQUITY

In June 1999, the Company sold in a private placement an aggregate of 587,954 shares of common stock at a price of $1.50 per share, for proceeds of $881,926.


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

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



During November 1999, the Company granted options to purchase 40,000 shares of common stock to a director at exercise price of $1.25. The options are immediately exercisable and expire in November 2009.

During the year 2000, the Company granted options to employees to purchase 200,000 shares of common stock at exercise price ranging from $.10. The options are immediately exercisable and expire in January 2001. The estimated fair value of the options, which amounted to $192,000, was charged to operations during the year 2000.


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

(g) In February 2000, 50,000 shares were issued for services. These shares were valued at $1.50 per share totaling $75,000 and were charged to operations.

(h) In February 2000, 60,000 shares were issued at $1.00 per share totaling $60,000.

(i) In March 2000, 50,000 shares were issued for services to be rendered through April 2001. These shares were valued at $1.50 per share totaling $75,000. At December 31, 2000, $75,000 was charged to operations as no further services were provided subsequent to December 31, 2000.

(j) In May 2000, 100,000 shares were issued to a consultant for services to be rendered through June 2001. These shares were valued at $1.50 per share totaling $150,000. At December 31, 2000, $150,000 was charged to operations as no further services were provided subsequent to December 31, 2000.

(k) In June 2000, 140,000 shares were issued for advertising services and website design to be rendered through July 2001. These shares were valued at $1.50 per share totaling $210,000. At December 31, 2000, $210,000 was charged to operations as no further services were provided subsequent to December 31, 2000.

(l) In July 2000, 35,000 shares were issued to consultants for services to be rendered through August 2001. These shares were valued at $1.50 per share totaling $52,500. At December 31, 2000, $52,500 was charged to operations as no further services were provided subsequent to December 31, 2000.

(m)      In October 2000, 55,130 shares were issued for services.
These shares were valued at $.14 per share totaling $7,718 which was charged to operation.

(n) In December 2000, the Company issued 1,940,234 shares of stock at $.14 per share upon the conversion of 10% and 8% convertible cumulative promissory notes. Pursuant to the conversion feature, the convertible promissory notes were converted to shares of stock based on the fair market value of the stock at time of conversion. Debt conversion expense in the amount of $70,530 was charged to operations for the fair value of the stock in excess of the related debt.

(o) In December 2000, the Company issued 452,475 shares of stock at $.40 per share upon the conversion of 8% convertible cumulative promissory notes. Pursuant to the conversion feature, the convertible promissory notes were converted to shares of stock based on the fair market value of the stock at time of conversion. Debt conversion expense in the amount of $45,247 was charged to operations for the fair value of the stock in excess of the related debt.

                           SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



Options exercisable as of December 31, 1999 were 1,830,500. There were no options cancelled or exercised during 2000. As provided for in the merger agreement with Gatlin Holdings, Inc., all outstanding options were cancelled on January 17, 2001. Based on the circumstances detailed above, management has not provided the proforma effect consistent with the methodology prescribed under SFAS No. 123 for the year ended December 31, 2000 based on its immateriality.


NOTE H - RELATED PARTY TRANSACTIONS

[1]    During the year ended December 31, 1999, the Company hired an entity controlled by the officers of the Company for various promotional material related expenses. Such expenses amounted to approximately $76,000 for the year.

[2]    The Company had revenues of approximately $20,000 from a
related company during 1999, a principal of which, is a director of the Company.

During 1999, the Company hired a family member of an officer for graphic design services. Such expenses amounted to $500 for the year.


NOTE I - SUBSEQUENT EVENTS  (UNAUDITED)

Merger

The entire Board of Directors of the registrant resigned as of January 15, 2001. The shareholders of the registrant, on January 15, 2001 elected the following to the Board of Directors: Wesley Van Dam, Jon Newby, and Steve Burhoe. The newly elected directors will serve until the next regular annual meeting of the shareholders, or until otherwise removed.

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

During 2001, the Company discontinued its web-based business. Gatlin Holdings, Inc. is in the business of acquiring and developing property.

                          SALEOUTLET.COM, INC.
                     (a development stage company)

                     Notes to Financial Statements



Gatlin Holdings, Inc. is negotiating the acquisition of two new properties in the growing Michigan Lakes region. The properties are expected to close early in the second quarter. The first property, located in Jackson, MI is a 19 acre tract valued at $360,000. The second property is 18 acres and is assessed at $1,000,000. It is located in Kalamazoo County between Kalamazoo and Battle Creek, MI and serves the Gull Lake, Parchment and Comstock areas. Both properties are being acquired for cash and/or stock in the company.