Form 10QSB
period 2001-03-31
GATLIN HOLDINGS INC
filed 2001-07-20
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2001              Commission File No. 0-26569
                      --------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from______to_________


                           GATLIN HOLDINGS, INC.
                 -----------------------------------------
                 (Exact name of registrant in its charter)


                  (Formerly known as SALEOUTLET.COM, INC.)
                  ----------------------------------------

        Nevada                                      88-0399260
-------------------------------         ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  350 E. Michigan Avenue
  Suite 410
  Kalamazoo, Michigan                                49007
-------------------------------                 ---------------
(Address of principal executive                     (Zip Code)
offices)


Registrant's telephone number, including area code:  (616) 349-3971
                                                   ------------------

                     PART I.  Financial Information
                     ------------------------------

Item 1.  Financial Statements
         --------------------

                       CONSOLIDATED BALANCE SHEET
                       --------------------------
                             March 31, 2001
                             --------------
Assets
------
Current assets:
  Cash                                             $       55,263
  Restricted cash                                          40,021
                                                   --------------
     Total current assets                                  95,284

  Furniture, fixtures, and equipment                       10,958
  Deposit on land                                          61,435
  Investment in affiliate                                  10,000
  Other assets                                              6,417
                                                   --------------
     Total assets                                  $      184,094
                                                   ==============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses            $      156,291
  Due to shareholder                                        5,000
  Convertible note payable                                 20,000
                                                   --------------
     Total current liabilities                            181,291
                                                   --------------
Stockholders' equity:
  Common stock - $.001 par value; 50,000,000
    shares authorized; 9,509,284 shares
    issued and outstanding                                  9,509
  Additional paid-in capital                              643,457
  Deficit accumulated during the development
    stage                                                (650,163)
                                                   --------------
     Total stockholders' equity                             2,803
                                                   --------------
     Total liabilities and stockholders' equity    $      184,094
                                                   ==============


See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------

                                                                     Cumulative from
                                                                     the period from
                                                Three months             March 2000
                                                  ended             (inception)through
                                               March 31, 2001          March 31, 2001
                                               --------------       ------------------
Expenses:
  Marketing and public relations               $       16,485       $       109,884
  General and administrative                          390,531               540,367
                                               --------------       ---------------
    Loss from operations before other income          407,016               650,251
                                               --------------       ---------------
Interest income                                            88                    88
                                               --------------       ---------------
Net loss                                       $     (406,928)      $      (650,163)
                                               ==============       ===============
Net loss per common share -
  basic and diluted                            $        (0.09)
                                               ==============

Weighted average common shares outstanding          4,579,373
                                               ==============



See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------

                                                                     Cumulative from
                                                                     the period from
                                                Three months             March 2000
                                                  ended             (inception)through
                                               March 31, 2001          March 31, 2001
                                               --------------       ------------------

Cash flows from operating activities:
  Net loss                                     $     (406,928)      $     (650,163)
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Stock issued for services                         360,500              360,500
  Increase (decrease) in cash caused
  by changes in:
      Restricted cash                                     163              (40,021)
      Other assets                                       -                  (6,417)
                                               --------------       --------------
      Net cash used in operating activities           (46,265)            (336,101)
                                               --------------       --------------
Cash flows from investing activities:
  Purchase of furniture, fixtures, and
  equipment                                            (5,058)             (10,958)
  Deposit on land                                     (17,500)             (61,435)
  Investment with affiliate company                   (10,000)             (10,000)
                                               --------------       --------------
      Net cash used in investing activities           (32,558)             (82,393)
                                               --------------       --------------
Cash flows from financing activities:
  Proceeds from loan from affiliate                    21,742                 -
  Proceeds from loan from shareholder                    -                   5,000
  Proceeds from sale of stock                        111,128               468,757
                                               --------------       --------------
     Net cash provided by financing
     activities                                       132,870              473,757
                                               --------------       --------------
Net increase in cash                                   54,047               55,263

Cash at beginning of period                             1,216                 -
                                               --------------       --------------
Cash at end of period                          $       55,263       $       55,263
                                               ==============       ==============




See Notes to Consolidated Financial Statements

               Notes to Consolidated financial Statements
               ------------------------------------------

(1)	Organization
        ------------

Saleoutlet.com, Inc. ("Saleoutlet" or the "Company") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The company had no operations from inception through March 1999. The Company commenced its principal operations but had no significant revenue and therefore was still considered a development stage company.

In March 1999, the Company was reorganized. New management was established and the Company opened its virtual doors on the Web in May 1999. Saleoutlet offered its clients their own "sale site" for a fee. During the quarter ended March 31, 2001, the Company discontinued its web-based business.

On January 17, 2001, the Company acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin") For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. As part of the merger agreement, the Company changed its name to Gatlin Holdings, Inc. Gatlin is in the business of acquiring and developing property. The Company has not yet earned revenue related to its new intended operations. Pro forma information giving effect to the acquisition is not presented, as the combination is not a business combination, it is a recapitalization.

Gatlin is negotiating the acquisition of two properties in the Michigan Lakes region. The properties are expected to close early in the second quarter. Both properties are being acquired for cash and/or stock in Gatlin. The new operations are also considered to be in the development stage.

(2)	Basis of Presentation
        ---------------------

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments necessary to present fairly the financial position of Gatlin, the results of its operations and cash flows for the interim periods reported. These adjustments are of a normal recurring nature. However, the accompanying unaudited interim financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

               Notes to Consolidated financial Statements
               ------------------------------------------

(2)     Basis of Presentation Contd...
        ------------------------------

These statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission, which include audited financial statements for Saleoutlet for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


(3)	Contingency
        -----------

Gatlin is subject to those general risks associated with development stage companies. As shown in the accompanying financial statements, Gatlin has not yet earned revenue related to its intended operations. Further, Gatlin's business concept and business model are unproven and, accordingly, Gatlin's viability is uncertain.

These factors raise substantial doubt about Gatlin's ability to continue as a going concern. Gatlin's continuation as a going concern is dependent upon its ability to obtain additional capital and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


(4)	Merger
        ------

The entire Board of Directors of Saleoutlet resigned as of January 15, 2001. On January 15, 2001, the shareholders of Saleoutlet elected the following to the Board of Directors: Wesley Van Dam, Jon Newby, and Steve Burhoe. The newly elected directors will serve until the next regular annual meeting of the shareholders, or until otherwise removed.

Effective January 15, 2001, a majority of the shareholders, pursuant to the recommendation of the board of directors, voted for a reverse split of Saleoutlet's common shares. All shares held as of January 15, 2001 will be subject to the reversal. As a result, each six shares of Saleoutlet's common stock will be exchanged for one share of Saleoutlet's common shares.

On January 17, 2001 Saleoutlet completed a share exchange
(recapitalization) with Gatlin. As a result of this share exchange, the registrant acquired a significant amount of new assets including real estate, liquor licenses and fixtures and other improvements. The essential terms of the share exchange include:

The target shareholders (of Gatlin) exchanged 100% of the issued and outstanding shares of Gatlin for 2,039,254 shares of Saleoutlet, on a pro rata basis. The target, Gatlin, was dissolved after the share exchange; and The target shareholders, control a majority of the voting rights of the registrant.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------

For comparative purposes, it is usually more meaningful to compare the balance sheets at the same point and time as the prior year with Management's Discussion and Analysis of Financial Condition and Results of Operations with the present balance sheets. However, the issuer, Gatlin Holdings, Inc., is a newly formed, development stage company. The Business operations of SaleOutlet.com, Inc., (the issuer's former name) were discontinued as of December 31, 2000, when the name was changed to Gatlin Holdings, Inc. and the present management took control of the operation of the company. At that time a merger was completed, wherein the present assets of the company were integrated into its operations, as described in the consolidated balance sheet set forth in Item 1 (Financial Statements). As a result, Gatlin Holdings, Inc. is in the development stage of its business.
The Company is presently engaged in purchasing real estate and building and developing restaurant locations for the development of its business, including, but not limited to the operation of franchise and company owned restaurants. The consolidated balance sheet (set forth in Item 1 (Financial Statements), reflects the financial conditions of the Company (unaudited) as of March 31, 2001. The Consolidated statement of operations and the consolidated statement of cash flows, however, reflect the condition of the Company presently as compared to a cumulative period shown from March, 2000 up to and including March 31, 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT 1995

In connection  with  the  safe  harbor   provisions  of  the
Private Securities Litigation Reform Act of 1995 ("Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:
- the ability of the Company to continue as a going  concern;
- consumer acceptance  of  the  Company's restaurants;
- economic and geographic factors including political and economic risks;
- weather conditions;
- population growth rates and demographic patterns;
- competition for retail  customers;
- market demand, including structural market changes;
- changes in tax rates or policies or in rates of inflation;
- changes in project costs;
- unanticipated changes in operating expenses and capital expenditures;
- capital market conditions;
- legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

PLAN OF OPERATION

On January 17, 2001 the registrant (formerly known as
Saleoutlet.com, Inc.) completed a share exchange with Gatlin Holdings, Inc., an Indiana corporation. As a result of this share exchange, the registrant aquired a significant amount of new assets including real estate, liquor licenses and fixtures and other improvements. The essential terms of the Share Exchange were:

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

A new board of directors of the issuer was elected.

LIQUIDITY AND CAPITAL RESOURCES

Gatlin Holdings, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Gatlin has not yet earned revenue related to its intended operations. Further, Gatlin's business concept and business model is evolving and accordingly, Gatlin's liability may be uncertain. However, as a result of the target company's private placements conducted prior to January 1, 2001 and the inclusion of those proceeds in the consolidated financial statements, as of March 31, 2001 the Company has total cash on hand of $95,284.00. The cash on hand, as indicated above, is a result of the sale of the target company's shares in a private placement which amounted to an additional paid in capital of approximately $640,000.00. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third quarter of 2001. Additionally, the Company may have to seek additional financing, either debt or equity. The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.



                     PART II.  Other Information
                     ---------------------------

Item 1.  Legal Proceedings
         -----------------

         NONE

Item 2.  Change in Securities and Use of Proceeds
         ----------------------------------------

         NONE


Item 3.  Defaults upon Senior Securities
         -------------------------------

         NONE


Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

A majority of the shareholders of the registrant, pursuant to the recommendation of the Board of Directors, voted for a reverse split of the company's common shares. All shares held as of January 15, 2001 will be subject to the reversal. As a result of the amendment to the company's articles of incorporation, each six (6) shares held by a shareholder on January 15, 2001 will be exchanged for one (1) shares of the company's common stock.


Item 5.  Other Information
         -----------------

Merger:

On January 17, 2001 the registrant, Saleoutlet.com, Inc.
completed a merger with Gatlin Holdings, Inc., an Indiana corporation. As part of the merger agreement, Saleoutlet.com, Inc. has changed its name to Gatlin Holdings, Inc.

New Trading Symbol:

As of Monday, February 5, 2001, the company was trading on the NASD OTC Bulletin Board under the symbol of "GTHI".

Resignation of Registrant's Directors:

The entire Board of Directors of the registrant resigned as of January 15, 2001. The shareholders of the registrant, on January 15, 2001 elected the following to the Board of Directors: Wesley Van Dam, Jon Newby and Steve Burhoe. The newly elected directors will serve until the next regular annual meeting of the shareholders, or until otherwise removed.


Item 6.  Exhibits
         --------

a.	NONE

b. A Current Report on Form 8-K reporting one item under Item 4 - Submissions of Matters to a Vote of Security Holders and one item under Item 5 - Other Events was filed on February 2, 2001.


                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gatlin Holdings, INC.


Date:  July 17, 2001                   By:-/s/------WVD----------------
                                          Wes Van Dam
                                          President/ CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                           Title                      Date
     ----                           -----                      -----

                                    Chairman & Director        July 17, 2001
/s/----WVD------------------
Wes Van Dam



                                   Vice President, Secretary   July 17, 2001
/s/----JN--------------------      and Director
John Newby