Form 10QSB
period 2001-06-30
GATLIN HOLDINGS INC
filed 2001-08-20
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2001              Commission File No. 0-26569
                      -------------

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
                                                   ------------------

                                                        Financial Statements


                                        GATLIN HOLDINGS, INC. AND SUBSIDIARY
                                               (A Development Stage Company)


                                                               June 30, 2001

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)


                              Table of Contents
                              -----------------


Financial Statements:

  Consolidated Balance Sheet.......................................    4

  Consolidated Statements of Operations............................    5

  Consolidated Statements of Operations............................    6

  Consolidated Statements of Cash Flows............................    7

  Consolidated Statements of Cash Flows............................    8

  Notes to Consolidated Financial Statements.......................    9

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)


                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                              June 30, 2001
                              --------------
Assets
------
                            Assets
                            ------
                                                      (Unaudited)
Current assets:
  Cash                                                $     1,230
  Restricted cash                                          40,000
                                                      -----------
     Total current assets                                  41,230

  Furniture, fixtures, and equipment                       10,958
  Due from shareholder                                     15,000
  Deposit on land                                          71,884
  Investment in affiliate                                  20,000
  Other assets                                              6,417
                                                      -----------
     Total assets                                     $   165,489
                                                      ===========

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
  Accounts payable and accrued expenses               $   156,632
  Due to shareholder                                       10,260
  Convertible note payable                                 20,000
                                                      -----------
     Total current liabilities                            186,892
                                                      ===========

Stockholders' deficit:
  Common stock - $.001 par value; 50,000,000
    shares authorized; 10,059,284 shares issued
    and outstanding                                        10,059
  Additional paid-in capital                              780,407
  Deficit accumulated during the development stage       (811,869)
                                                      -----------
     Total stockholders' deficit                          (21,403)
                                                      -----------
     Total liabilities and stockholders' deficit      $   165,489
                                                      ===========


See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)


                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------

                                                  (Unaudited)            (Unaudited)            (Unaudited)

                                                                           For the            Cumulative from
                                                                         period from          the period from
                                                  Six months             March 2000              March 2000
                                                    ended            (inception) through     (inception)through
                                                 June 30, 2001           June 30, 2000         June 30, 2001
                                                 -------------        ------------------     ------------------
Expenses:
  Marketing and public relations                 $    16,485                   59,500               109,884
  General and administrative                         552,272                   94,643               702,108
                                                 -----------               ----------            ----------
    Loss from operations before
    other income                                     568,757                  154,143               811,992
                                                 -----------               ----------            ----------

Interest income                                          123                        -                   123
                                                 -----------               ----------            ----------

Net loss                                         $  (568,634)                (154,143)             (811,869)
                                                 ===========               ==========            ==========

Net loss per common share - basic and diluted    $     (0.08)
                                                 ===========

Weighted average common shares outstanding         7,288,723
                                                 ===========



See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------

                                                (Unaudited)         (Unaudited)

                                                Three months        Three months
                                                    ended              ended
                                                June 30, 2001       June 30, 2000
                                                -------------       -------------
Expenses:
  Marketing and public relations                $         -               50,000
  General and administrative                        161,741               49,059
                                                -----------          -----------
    Loss from operations before
    other income                                    161,741               99,059
                                                -----------          -----------
Interest income                                          35                    -
                                                -----------          -----------
Net loss                                        $  (161,706)             (99,059)
                                                ===========          ===========

Net loss per common share - basic and diluted   $     (0.02)
                                                ===========

Weighted average common shares outstanding        9,998,174
                                                ===========




See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                                 (Unaudited)         (Unaudited)               (Unaudited)

                                                                                       For the               Cumulative from
                                                                                      period from            the period from
                                                                 Six months           March 2000               March 2000
                                                                  ended           (inception) through      (inception) through
                                                               June 30, 2001         June 30, 2000            June 30, 2001
                                                               -------------      -------------------      -------------------
Cash flows from operating activities:
  Net loss                                                     $    (568,634)             (154,143)               (811,869)
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Stock issued for services                                        498,000                     -                 498,000
    Increase (decrease) in cash caused by changes in:
    Restricted cash                                                      184               (40,000)                (40,000)
    Other assets                                                           -                     -                  (6,417)
    Accounts payable                                                     341                   217                     341
                                                               -------------         -------------            ------------
      Net cash used in operating activities                          (70,109)             (193,926)               (359,945)
                                                               -------------         -------------            ------------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                      (5,058)                    -                 (10,958)
  Deposit on land                                                    (27,949)              (23,992)                (71,884)
  Investment with affiliate company                                  (20,000)                    -                 (20,000)
                                                               -------------         -------------            ------------
     Net cash used in investing activities                           (53,007)              (23,992)               (102,842)
                                                               -------------         -------------            ------------

Cash flows from financing activities:
  Proceeds from loan from affiliate                                   21,742                     -                       -
  Proceeds from loan from shareholder                                 (9,740)                    -                  (4,740)
  Proceeds from sale of stock                                        111,128               228,126                 468,757
                                                               -------------         -------------            ------------
     Net cash provided by financing activities                       123,130               228,126                 464,017
                                                               -------------         -------------            ------------

Net increase in cash                                                      14                10,208                   1,230

Cash at beginning of period                                            1,216                     -                       -
                                                               -------------         -------------            ------------
Cash at end of period                                          $       1,230                10,208                   1,230
                                                               =============         =============            ============



See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                                  (Unaudited)           (Unaudited)
                                                                 Three months          Three months
                                                                     ended                 ended
                                                                 June 30, 2001         June 30, 2000
                                                                 -------------         -------------
Cash flows from operating activities:
  Net loss                                                       $    (161,706)              (99,059)
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Stock issued for services                                         137,500                     -
     Increase (decrease) in cash caused by changes in:
     Restricted cash                                                        21               (40,000)
     Accounts payable                                                      341                   217
                                                                 -------------         -------------
        Net cash used in operating activities                          (23,844)             (138,842)
                                                                 -------------         -------------

Cash flows from investing activities:
  Deposit on land                                                      (10,449)              (13,992)
  Investment with affiliate company                                    (10,000)                    -
                                                                 -------------         -------------
        Net cash used in investing activities                          (20,449)              (13,992)
                                                                 -------------         -------------
Cash flows from financing activities:
  Proceeds from loan from affiliate                                          -               (65,084)
  Proceeds from loan from shareholder                                   (9,740)                    -
  Proceeds from sale of stock                                                -               228,126
                                                                 -------------         -------------
        Net cash (used in) provided by financing activities             (9,740)              163,042
                                                                 -------------         -------------

Net (decrease) increase in cash                                        (54,033)               10,208

Cash at beginning of period                                             55,263                     -
                                                                 -------------         -------------
Cash at end of period                                            $       1,230                10,208
                                                                 =============         =============



See Notes to Consolidated Financial Statements

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                                June 30, 2001

(1)	Organization

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

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                                June 30, 2001

(3)    Contingency

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

On January 17, 2001 Saleoutlet completed a share exchange (recapitalization) with Gatlin. As a result of this share exchange, the registrant acquired a significant amount of new assets including real estate, liquor licenses and fixtures and other improvements. The essential terms of the share exchange include:

(a)	The target shareholders (of Gatlin) exchanged 100% of the
        issued and outstanding shares of Gatlin for 2,039,254 shares of Saleoutlet, on a pro rata basis.
(b)	The target, Gatlin, was dissolved after the share exchange;
        and
(c)	The target shareholders, control a majority of the voting
        rights of the registrant.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------

For comparative purposes, it is usually more meaningful to compare the balance sheets at the same point and time as the prior year with Management's Discussion and Analysis of Financial Condition and Results of Operations with the present balance sheets. However, the issuer, Gatlin Holdings, Inc., is a newly formed, development stage company. The Business operations of SaleOutlet.com, Inc., (the issuer's former name) were discontinued as of December 31, 2000, when the name was changed to Gatlin Holdings, Inc. and the present management took control of the operation of the company. At that time a merger was completed, wherein the present assets of the company were integrated into its operations, as described in the consolidated balance sheet set forth in Item 1 (Financial Statements). As a result, Gatlin Holdings, Inc. is in the development stage of its business.
The Company is presently engaged in purchasing real estate and building and developing restaurant locations for the development of its business, including, but not limited to the operation of franchise and company owned restaurants. The consolidated balance sheet (set forth in Item 1 (Financial Statements), reflects the financial conditions of the Company (unaudited) as of March 31, 2001. The Consolidated statement of operations and the consolidated statement of cash flows, however, reflect the condition of the Company presently as compared to a cumulative period shown from March, 2000 up to and including June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Gatlin Holdings, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Gatlin has not yet earned revenue related to its intended operations. Further, Gatlin's business concept and business model is evolving and accordingly, Gatlin's liability may be uncertain. However, as a result of the target company's private placements conducted prior to January 1, 2001 and the inclusion of those proceeds in the consolidated financial statements, as of June 30, 2001 the Company has total cash on hand of $1,230. The cash on hand, as indicated above, is a result of the sale of the target company's shares in a private placement which amounted to an additional paid in capital of approximately $640,000.00. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third quarter of 2001. Additionally, the Company may have to seek additional financing, either debt or equity. The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.



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

                                       Gatlin Holdings, INC.


Date:  August 20, 2001                 By:-/s/------WVD----------------
                                          Wes Van Dam
                                          President/ CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                      Date
     ----                         -----                      -----

                                  Chairman & Director        August 20, 2001
/s/----WVD------------------
Wes Van Dam



                                 Vice President, Secretary   August 20, 2001
/s/----JN--------------------    and Director
John Newby