Form 10QSB
period 2001-09-30
GATLIN HOLDINGS INC
filed 2001-11-19
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2001         Commission File No. 0-26569
                      ------------------

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


                                                         September 30, 2001

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

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)


                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                              September 30, 2001
                              ------------------

                                    Assets
                                    ------
Current assets:
  Cash                                                          $        862
  Restricted cash                                                     40,000
                                                                ------------
    Total current assets                                              40,862

  Furniture, fixtures, and equipment                                  10,958
  Due from shareholder                                                15,000
  Deposit on land                                                     71,884
  Investment in affiliate                                             20,000
  Other assets                                                         6,417
                                                                ------------
    Total assets                                                $    165,121
                                                                ============
                   Liabilities and Stockholders' Deficit
                   -------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                         $    164,132
  Due to shareholder                                                  17,709
  Convertible note payable                                            20,000
                                                                ------------
     Total current liabilities                                       201,841
                                                                ------------
Stockholders' deficit:
  Common stock - $.001 par value;
    50,000,000 shares authorized;
    10,059,284 shares issued and outstanding                          12,179
  Additional paid-in capital                                       1,221,287
  Deficit accumulated during the development stage                (1,270,186)
                                                                ------------
     Total stockholders' deficit                                     (36,720)
                                                                ------------
     Total liabilities and stockholders' deficit                $    165,121
                                                                ============



See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)


                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------

                                                   Three months               Three months
                                                       ended                      ended
                                                 September 30, 2001        September 30, 2000
                                                 ------------------        ------------------
Expenses:
  General and administrative                     $          458,318        $           16,706
                                                 ------------------        ------------------
Net loss                                         $         (458,318)       $          (16,706)
                                                 ==================        ==================

Net loss per common share - basic and diluted    $            (0.04)
                                                 ==================
Weighted average common shares outstanding               10,624,174
                                                 ==================



See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------


                                                                            For the             Cumulative from
                                                                          period from           the period from
                                                   Nine months             March 2000              March 2000
                                                      ended            (inception) through      (inception) through
                                                September 30, 2001     September 30, 2000       September 30, 2001
                                                ------------------     ------------------       -------------------
Expenses:
  Marketing and public relations                $           16,485     $           59,500       $           109,884
  General and administrative                             1,010,589                111,349                 1,160,425
                                                ------------------     ------------------       -------------------
    Loss from operations before other income             1,027,074                170,849                 1,270,309
                                                ------------------     ------------------       -------------------

Interest income                                               123                 -                             123
                                                ------------------     ------------------       -------------------
Net loss                                        $       (1,026,951)    $         (170,849)      $        (1,270,186)
                                                ==================     ==================       ===================

Net loss per common share - basic and diluted   $            (0.12)
                                                ==================

Weighted average common shares outstanding               8,400,907
                                                ==================





See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                                    Three months            Three months
                                                                        ended                  ended
                                                                 September 30, 2001      September 30, 2000
                                                                 ------------------      ------------------
Cash flows from operating activities:
  Net loss                                                       $         (458,317)     $          (16,706)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Stock issued for services                                             443,000                 -
      Increase (decrease) in cash caused by changes in:
         Accounts payable                                                     7,500                    (217)
                                                                 ------------------      ------------------
            Net cash used in operating activities                            (7,817)                (16,923)
                                                                 ------------------      ------------------

Cash flows from investing activities:
  Deposit on land                                                           -                        (4,943)

Cash flows from financing activities:
  Proceeds from loan from shareholder                                         7,449                  12,600
                                                                 ------------------      ------------------
Net decrease in cash                                                           (368)                 (9,266)

Cash at beginning of period                                                   1,230                  10,208
                                                                 ------------------      ------------------
Cash at end of period                                            $              862      $              942
                                                                 ==================      ==================



See Notes to Consolidated Financial Statements

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                                                                           For the             Cumulative from
                                                                                         period from           the period from
                                                                 Nine months              March 2000              March 2000
                                                                    ended            (inception) through      (inception) through
                                                             September 30, 2001      September 30, 2000       September 30, 2001
                                                             ------------------      ------------------       ------------------
Cash flows from operating activities:
  Net loss                                                   $     (1,026,951)       $       (170,849)        $     (1,270,186)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Stock issued for services                                       941,000                 -                        941,000
      Increase (decrease) in cash caused by changes in:
         Restricted cash                                                  184                 (40,000)                 (40,000)
         Other assets                                                 -                       -                         (6,417)
         Accounts payable                                               7,841                 -                          7,841
                                                             ----------------        ----------------         ----------------
           Net cash used in operating activities                      (77,926)              (210,849)                 (367,762)
                                                             ----------------        ----------------         ----------------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                       (5,058)                -                        (10,958)
  Deposit on land                                                     (27,949)                (28,935)                 (71,884)
  Investment with affiliate company                                   (20,000)                -                        (20,000)
                                                             ----------------        ----------------         ----------------
           Net cash used in investing activities                      (53,007)                (28,935)                (102,842)
                                                             ----------------        ----------------         ----------------

Cash flows from financing activities:
  Proceeds from loan from affiliate                                    21,742                 -                        -
  Proceeds from loan from shareholder                                  (2,291)                 12,600                    2,709
  Proceeds from sale of stock                                         111,128                 228,126                  468,757
                                                             ----------------        ----------------         ----------------
           Net cash provided by financing activities                  130,579                 240,726                  471,466
                                                             ----------------        ----------------         ----------------

Net (decrease) increase in cash                                          (354)                    942                      862

Cash at beginning of period                                             1,216                 -                        -
                                                             ----------------        ----------------         ----------------
Cash at end of period                                        $            862        $            942         $            862
                                                             ================        ================         ================



See Notes to Consolidated Financial Statements

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                             September 30, 2001

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------

For comparative purposes, it is usually more meaningful to compare the balance sheets at the same point and time as the prior year with Management's Discussion and Analysis of Financial Condition and Results of Operations with the present balance sheets. However, the issuer, Gatlin Holdings, Inc., is a newly formed, development stage company. The Business operations of SaleOutlet.com, Inc., (the issuer's former name) were discontinued as of December 31, 2000, when the name was changed to Gatlin Holdings, Inc. and the present management took control of the operation of the company. At that time a merger was completed, wherein the present assets of the company were integrated into its operations, as described in the consolidated balance sheet set forth in Item 1 (Financial Statements). As a result, Gatlin Holdings, Inc. is in the development stage of its business.
The Company is presently engaged in purchasing real estate and building and developing restaurant locations for the development of its business, including, but not limited to the operation of franchise and company owned restaurants. The consolidated balance sheet (set forth in Item 1 (Financial Statements), reflects the financial conditions of the Company (unaudited) as of September 30, 2001. The Consolidated statement of operations and the consolidated statement of cash flows, however, reflect the condition of the Company presently as compared to a cumulative period shown from March, 2000 up to and including September 30, 2001.


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

LIQUIDITY AND CAPITAL RESOURCES

Gatlin Holdings, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Gatlin has not yet earned revenue related to its intended operations. Further, Gatlin's business concept and business model is evolving and accordingly, Gatlin's liability may be uncertain. However, as a result of the target company's private placements conducted prior to January 1, 2001 and the inclusion of those proceeds in the consolidated financial statements, as of September 30, 2001 the Company has total cash on hand of $862. The cash on hand, as indicated above, is a result of the sale of the target company's shares in a private placement which amounted to an additional paid in capital of approximately
$640,000.00. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third quarter of 2001. Additionally, the Company may have to seek additional financing, either debt or equity. The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.


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

                                       Gatlin Holdings, INC.


Date:  November 19, 2001               By:-/s/------WVD----------------
                                          Wes Van Dam
                                          President/ CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                      Date
     ----                         -----                      -----

                                  Chairman & Director        11/19/01
/s/----WVD------------------
Wes Van Dam



                                 Vice President, Secretary   11/19/01
/s/----JN--------------------    and Director
John Newby