Form 10KSB
period 2001-12-31
GATLIN HOLDINGS INC
filed 2002-05-16
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2001      Commission File No. 0-26569

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________


                              GATLIN HOLDINGS, INC.
                    -----------------------------------------
                    (Exact name of registrant in its charter)


                    (Formerly known as SALEOUTLET.COM, INC.)
                     --------------------------------------



          Nevada                                             88-0399260
-------------------------------                          ------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


  350 Michigan Avenue, Suite 410
  Kalamazoo, Michigan                                          49007-3800
-------------------------------                            ---------------
(Address of principal executive                               (Zip Code)
offices)


Registrant's telephone number, including area code:  (616) 349-3971


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

                     YES [X]                  NO [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Issuer's revenues for its most recent fiscal year. $ -0-

  The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of December 31, 2001: $55,204.00.

  As of December 31, 2001 the Registrant had 1,380,095 shares of Common Stock outstanding.



                           PART 1


Note Regarding Forward-Looking Statements. This report includes "forward-looking statements." Forward looking statements contained in this report are based on our beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. You should not construe any forward-looking statement as a guarantee of future performance. These predictions inherently involve risks, uncertainties and assumptions. Our future results and stockholder values will differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many of the factors that will affect these results and values are beyond our ability to control or predict. A partial list of the factors that may cause our actual results to vary from our expectations is set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 1.  Description of Business
         -----------------------

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

	In late 2000, management of the company determined that the business was no longer viable. This was a result of a combination of events; the fall of the "dot com" industry and the lack of further financing. It was at that point the company, in order to attempt to provide shareholders with greater equity potential, entered into the business combination with Gatlin Holdings, Inc. of Indiana. As a result a Share Exchange Agreement was entered into between the two entities.

        Prior to the Share Exchange with Gatlin Holdings, Inc., a Indiana corporation, a majority of the Shareholders of the Registrant voted, pursuant to the recommendation of the Board of Directors, to complete a reverse split of the Company's Common Stock. As a result, all shares held as of January 15, 2001 were subject to a reversal. An Amendment to the Articles of Incorporation was filed, whereby each six
(6) shares held by Shareholders of record as of January 15, 2001 were exchanged for one (1) share of the Company's Common Stock.


        On January 17, 2001, the Registrant, then known as SaleOutlet.com, Inc., completed a Share Exchange with Gatlin Holdings, Inc., an Indiana corporation. After the completion of the Share Exchange, the shareholders of the target company, Gatlin Holding, Inc. (Indiana) exercised control of the Acquirer. As a result of this Share Exchange, the Registrant anticipated that it would acquire a significant amount of new assets, including real estate, liquor licenses and fixtures and other improvements. The essential terms of the Share Exchange were as follows:

A. The Registrant will be the surviving corporation with the target initially being a subsidiary of the Registrant; and

B.	The Target Shareholders (of Gatlin Holdings, Inc., an
        Indiana corporation) exchange one hundred percent (100%) of the issued and outstanding shares of Gatlin Holdings, Inc. (a Nevada corporation) for six million nine hundred seventy(6,970,000) shares of the Registrant on a pro rata basis; and

C.	The target Gatlin Holdings, Inc., the Indiana corporation,
        was dissolved in Indiana; and

D. The Registrant assumed all assets and liabilities of the target; and

E.	The Target Shareholders, after the completion of the
        transaction, controlled a majority of the voting shares of the Registrant; and

F.	A new Board of Directors was elected as set forth herein;
        and

G.	The name of the corporation of the Registrant,
        SaleOutlet.com, Inc., was changed to Gatlin Holdings, Inc., a Nevada corporation.

        As of Monday, February 5, 2001, the Company traded on the
NASD OTC:BB under the new symbol of "GTHI."

	On October 30, 2001, pursuant to the recommendation of the Board of Directors of Gatlin Holdings, Inc., the Shareholders voted to complete a share reversal of the Company's Common Stock. As a result, each twenty-five (25) shares held by Shareholders of record of the Company as of November 2, 2001 were converted into one (1) share of Common Stock of the Company. As a result of this reversal, the OTC:BB symbol for Gatlin Holdings, Inc. was changed from "GTHI" to "GTNH."

(b)  Business of the Company

     During the Year 2001, the Registrant has not engaged actively in a business or trade. It was the intention of the Registrant to be engaged in the management of restaurants and other similar types of facilities in "college" environments. The Registrant has attempted to acquire assets including real estate, liquor licenses and other incidents to the operation of restaurants. However, because of the present economic condition throughout the Country, it was unable to secure adequate financing to complete these transactions. Therefore, the Registrant has switched its efforts into the "acquisition" mode. During the Year 2001, the Registrant has been developing business relationships with various entities throughout the Country. It is anticipated that in Fiscal Year 2002 the Company will complete business combinations with various entities throughout the United States. The Registrant is actively seeking business combination partners in the healthcare industry, in the bio-tech industry, in the home building industry, and in food service preparation and wholesale distribution. As of December 31, 2001 the Company is not actively engaged in any trade or business. The Company has no employees other than its President, Wesley Van Dam who receives no salary; he did receive shares of the company as a form of compensation as set forth below. Mr. Van Dam is compensated, however, for out-of-pocket expenses and various other costs associated with the continuation of the Registrant's business. The total out of pocket expenses paid to Mr. VanDam was $29,999.00.

Item 2. Properties.
        ----------

	The Registrant does not currently own or lease any real property.


Item 3. Legal Proceedings
        -----------------

Gatlin is currently involved in litigation with a third party relating to a contract for the purchase of real estate. The third party claims Gatlin breached its obligations under the contract and is seeking payments for real estate taxes and insurance of approximately $10,000. The third party is also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract.

Gatlin is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Gatlin believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

On January 24, 2002, Gatlin settled litigation between Gatlin
Holdings, Inc. and various shareholders by issuing 1,774,000 shares of stock to those shareholders.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

	Two matters were submitted to votes of security holders in the year 2001.

	On January 17, 2001 the shareholders voted to enter into a share exchange with Gatlin Holdings, Inc. (Indiana), to reverse the total outstanding shares and for the election of new directors. The shareholder's actions were reported on Form 8-K, filed with the Commission on February 2, 2001.

	On October 30, 2001 the shareholders of the Registrant voted to reverse split the total outstanding shares of the company in a one (1) for twenty five (25) ratio for shareholders of record as of November
2, 2001.


                             Part II

Item 5. Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

        The Company's Common Stock is quoted on the NASD Electronic BulletinBoard (OTC: BB) under the trading symbol "GTNH". The following table sets forth the highest and lowest bid prices for the Common
Stock for each calendar quarter for the year 2001 as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.


                            High Bid               Low Bid
                            --------               -------
Fiscal 2001
-----------
First Quarter            Pre split: .23         Pre split: .11
                         Post split: 2.50       Post split: .66

Second Quarter                1.22                   .12

Third Quarter                  .30                   .05

Fourth Quarter           1.40 Post split             .03 (pre split)

------------------------------

         The Company presently is authorized to issue 50,000,000 shares of Common Stock, of which 1,380,095 shares were outstanding as of December 31, 2001.

Holders
-------

         There were approximately 96 holders of record of the Company's Common Stock as of December 31, 2001.


Dividends
---------

         The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------

Results of Operations
---------------------

         Year Ended December 31, 2001 Compared to December 31, 2000.

         During the year ended December 31,2001, the Company did not generate any revenues. The Registrant completed a Regulation D, Rule 506 private placement of convertible debentures to a private investor, which provided operating funds for the year.

         During the year, the company has been developing potential acquisitions involving various business presently operating in the biotech area, home construction and food services. The Company's future capital requirements will depend on many factors, including the entrance into business combinations with other going business' to increases growth of the Company.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001 the Company's cash balance was $963.00, as compared to $15,840 at December 31, 2000. The Company had a negative cash flow for the year ended December 31, 2001.

        Impact of Inflation
        -------------------

        Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Item 7. Financial Statements
        --------------------

        The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
        -----------------------------------------------------------

        Management is not aware, and has not been advised by any predecessor accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure.


                            Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons
        ------------------------------------------------------------

      (a) Identification of Directors and Executive Officers
          --------------------------------------------------

         As of December 31, 2000, the directors and executive officers of the Company, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                Position                          Period Served
----                --------                          -------------
Wes VanDam          President, CEO and Director       January 2001 to present

Steven Burhoe       Director                          January 2001 to present

Richard Feastor     Director                          January 2001 to present


---------------------------------

     * The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

      (b) Family Relationships
          --------------------

          There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.


Item 10.  Executive Compensation
          ----------------------

          During the year 2001, Wes VanDam received 10,000 shares of the Company's common securities as partial compensation for services rendered.


Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------

           All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act.

	   No option grants were approved during the fiscal year 2001.

          Compensation of Directors
          --------------------------
For the year 2001, the company caused the following shares to be received by directors as compensation:

        Steve Burhoe....................107,624 shares
        Rich Feastor.................... 10,000 shares

Item 11. Security Ownership of Certain Beneficial owners
         and Management
         -----------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners
              -----------------------------------------------

         The following table sets forth as of December 31, 2001 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

                      Name and Address         Amount and Nature          Percent
Title of Class        of Beneficial Owner      of Beneficial Ownership    of Class
--------------        -------------------      -----------------------    ---------
Commom                Wes VanDam                         60,000              4%

Common                Rich Feastor                       10,000              1%

Common                Steve Burhoe                      107,624              7%

------------------------------


         (c)  Changes in Control
              ------------------

         As of December 31, 2001 there was no arrangement which may result in a change of control.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common
Stock.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.
         ------------------------------------------------------

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

             b(2) 8-K/A, filed by the Company on March 19, 2001, and incorporated by reference into this 2001 filing of its 10-K/SB.

             b(3) 8-K, filed by the Company on April 9, 2002, and incorporated by reference into this 2001 filing of its 10-K/SB.

         (c) Exhibits

             NONE


Item 14. Subsequent Events.
         -----------------

	On March 20, 2002, the registrant completed the purchase of Hard to Treat Diseases, Inc.("HTTD") through a share exchange with the only two shareholders of HTTD. The share exchange qualified as tax free reorganization for HTTD pursuant to IRC 368.

      HTTD's business is directed towards the testing and distribution of an immunostimulant cancer treatment known as Tubercin (US Patent 6,274,356). The company has a license agreement with the owner of the patent, Dr. Tai-Ho
Chung, MD.

	On May 9, 2002, the registrant received notice from HTTD and its previous shareholders that, pursuant to the Agreement of Share Exchange, HTTD was requesting a rescission of the transaction. At this time, management is evaluating this situation.

                              SIGNATURES
                              ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, theregistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Gatlin Holdings, INC.


Date:  May 15, 2002                   By:  /s/Wes Van Dam
                                         -----------------------
                                         Wes Van Dam
                                         President/ CEO

                                 Financial Statements
                                 (With Independent Auditors' Report Thereon)



                                        GATLIN HOLDINGS, INC. AND SUBSIDIARY
                                               (A Development Stage Company)





                                                  December 31, 2001 and 2000

                 GATLIN HOLDINGS, INC. AND SUBSIDIARY
                      (A Development Stage Company)


                           Table of Contents




Independent Auditors' Report........................................ F-1


Financial Statements:

  Consolidated Balance Sheet........................................ F-2

  Consolidated Statements of Operations............................. F-3

  Consolidated Statements of Stockholders Deficit................... F-4

  Consolidated Statements of Cash Flows............................. F-5

Notes to Consolidated Financial Statements.......................... F-6

                     Independent Auditors' Report
                     ----------------------------

To the Stockholders and Board of Directors of Gatlin Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of Gatlin Holdings, Inc. and Subsidiary (a development stage company) (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001, for the period March 2000 (inception) to December 31, 2000 and the period March 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gatlin Holdings, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and cash flows for the year ended December 31, 2001, for the period March 2000 (inception) to December 31, 2000 and the period March 2000 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Gatlin Holdings, Inc. and Subsidiary will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's net loss during the development period and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



   /s/Tedder, James, Worden & Associates, P.A.


May 10, 2002
Orlando, Florida

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                         Consolidated Balance Sheet

                              December 31, 2001


                           Assets
                           ------
Current assets:
  Cash and cash equivalents                                     $       963
  Deposit                                                            36,398
                                                                -----------
     Total assets                                               $    37,361
                                                                ===========

          Liabilities and Stockholders' Equity (Deficit)
          ----------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                         $   189,223
  Due to shareholders                                                12,209
  Note payable                                                      100,000
                                                                -----------
     Total liabilities                                              301,432

Stockholders' equity (deficit):
  Common stock - $.001 par value;
    50,000,000 shares authorized;
    1,380,095 shares issued and
    outstanding                                                       1,380
  Additional paid-in capital                                      2,276,614
  Deficit accumulated during the
    development stage                                            (2,542,065)
                                                                -----------
      Total stockholders' deficit                                  (264,071)
                                                                -----------
      Total liabilities and stockholders'
        deficit                                                 $    37,361
                                                                ===========


See accompanying notes to
consolidated financial statements

                 GATLIN HOLDINGS, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                 Consolidated Statements of Operations

                                                                  For the            Cumulative from
                                                                period from          the period from
                                            For the              March 2000             March 2000
                                           year ended        (inception) through    (inception) through
                                        December 31, 2001    December 31, 2000       December 31, 2001
                                        -----------------    -------------------    -------------------

Expenses:
  Marketing and public relations        $     16,484                   93,400              109,884
  General and administrative               2,194,249                  206,362            2,400,611
                                        ------------              -----------        -------------
    Loss from operations befor
    other income                           2,210,733                  299,762            2,510,495

Other (income) expense:
  Interest income                               (123)                    -                    (123)
  Interest expense                            31,693                     -                  31,693
                                        ------------              -----------        -------------
    Net loss                            $ (2,242,303)                (299,762)          (2,542,065)
                                        ============              ===========        =============

Net loss per common share
  - basic and diluted                   $      (4.39)             $    (13.38)
                                        ============              ===========
Weighted average common shares
  outstanding                                510,406                   22,400
                                        ============              ===========




See accompanying notes to
consolidated financial statements

                 GATLIN HOLDINGS, INC. AND SUBSIDIARY
                      (A Development Stage Company)


            Consolidated Statements of Stockholders' Deficit

          From inception (March 2000) through December 31, 2001

                                                                           Accumulated
                                                             Addt'l      deficit during
                                                  Common     paid-in       development
                                     Shares        stock     capital         stage           Total
                                  -----------     -------   ----------   --------------   -----------
Inception                                -        $   -          -              -               -

Issuance of stock                     560,000         560      559,440          -             560,000
Fees for raising equity                  -            -       (145,844)         -            (145,844)

Net loss                                 -            -          -          (299,762)        (299,762)
                                  -----------     -------   ----------   -----------      -----------
Balances, December 31, 2000           560,000         560      413,596      (299,762)         114,394

Shares issued to reflect
re-capitalization of reverse
acquisition                         8,449,259       8,449       (8,449)         -                -

Assumption of net liabilities in
connection with the reverse
acquisition                              -           -         (89,062)         -             (89,062)

Issuance of stock for services:
  March 3, 2001                       500,000         500      358,900          -             359,400
  April 10, 2001                      550,000         550      136,950          -             137,500
  August 28, 2001                   1,250,000       1,250      311,250          -             312,500
  September 12, 2001                  870,000         870      129,630          -             130,500


25 to 1 stock split               (11,692,022)    (11,692)      11,692          -                -

Conversion of notes payable            12,858          13       44,987          -              45,000

Issuance of stock for services:
  March 3, 2001                       880,000         880      967,120          -             968,000

Net loss                                 -              -         -       (2,242,303)     (2,242,303)
                                  -----------     -------   ----------   -----------      ----------
Balances, December 31, 2001         1,380,095     $ 1,380    2,276,614    (2,542,065)       (264,071)
                                  ===========     =======   ==========   ===========      ==========





See accompanying notes to
consolidated financial statements

                 GATLIN HOLDINGS, INC. AND SUBSIDIARY
                      (A Development Stage Company)

           Consolidated Statements of Stockholders' Deficit

         From inception (March 2000) through December 31, 2001

                                                                                  For the          Cumulative from
                                                                                period from        the period from
                                                           For the              March 2000            March 2000
                                                          year ended       (inception) through    (inception) through
                                                       December 31, 2001    December 31, 2000      December 31, 2001
                                                       -----------------   -------------------    -------------------
Cash flows from operating activities:
  Net loss                                             $   (2,242,303)           (299,762)            (2,542,065)
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Stock issued for services                             1,907,900                -                 1,907,900
      Increase (decrease) in cash caused by
        changes in:
          Restricted cash                                      40,000             (40,000)                  -
          Deposit                                               7,537             (43,935)               (36,398)
          Other assets                                          6,417              (6,417)                  -
          Accounts payable                                    100,161                -                   100,161
                                                        -------------      --------------         --------------
          Net cash used in operating activities              (180,288)           (390,114)              (570,402)
                                                        -------------      --------------         --------------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                5,900              (5,900)                  -
                                                        -------------      --------------         --------------

          Net cash provided by (used in) investing
          activities                                            5,900              (5,900)                  -
                                                        -------------      --------------         --------------
Cash flows from financing activities:
  Proceeds from the issuance of note payable                  100,000                -                   100,000
  Proceeds from loan from affiliate                            21,742               5,000                 26,742
  Proceeds from loan from shareholder                          52,209             (21,742)                30,467
  Proceeds from sale of stock                                    -                414,156                414,156
                                                        -------------      --------------         --------------
          Net cash provided by financing activities           173,951             397,414                571,365
                                                        -------------      --------------         --------------

Net (decrease) increase in cash                                  (437)              1,400                    963

Cash at beginning of period                                     1,400                -                      -
                                                        -------------      --------------         --------------
Cash at end of period                                   $         963               1,400                    963
                                                        =============      ==============         ==============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $      31,693                -                    31,693
                                                        =============      ==============         ==============

  Non-Cash activities:
  Conversion of note payable to common stock            $      45,000
                                                        =============
  Assumption of net liabilities in connection with
    reverse acquisition                                 $      89,062
                                                        =============


See accompanying notes to
consolidated financial statements

                 GATLIN HOLDINGS, INC. AND SUBSIDIARY
                      (A Development Stage Company)
              Notes to Consolidated Financial Statements

                            December 31, 2001

(1)  Organization

Saleoutlet.com, Inc. ("Saleoutlet") was incorporated in September 1995 in the state of Nevada. The Company changed its name from Austin Underground, Inc. to Saleoutlet in February 1999. The company had no operations from inception through March 1999. In March 1999, the Company was reorganized. New management was established and the Company opened its virtual doors on the Web in May 1999. Saleoutlet offered its clients their own "sale site" for a fee. During the quarter ended March 31, 2001, the Company discontinued its web-based business.

On January 17, 2001, Saleoutlet acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin") For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization ("Reverse Acquisition") of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. Pro forma information giving effect to the acquisition is not presented, as the combination is not a business combination, it is a recapitalization. As part of the merger agreement, Saleoutlet changed its name to Gatlin Holdings, Inc. Gatlin is in the business of acquiring and developing property. The Company has not yet earned revenue related to its new intended operations.


(2)  Significant Accounting Policies

(a)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Basic Loss per Common Share

Basic loss per share is based on the weighted average number of common shares outstanding during each period. In computing dilutive earnings per share, notes payable convertible into common stock were excluded because their effects were antidilutive. The 2000 weighted average common shares outstanding have been adjusted for the 25 to 1 revenue stock split that was effective January 15, 2001.

               GATLIN HOLDINGS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to Consolidated Financial Statements

                         December 31, 2001

(2)  Significant Accounting Policies, Continued

(c)  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

(d)  Consolidation

     The consolidated financial statements include the accounts of Gatlin Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


(3)  Note Payable

During 2001, Gatlin issued a 5-year $100,000 8% convertible note payable due November 30, 2006. Interest is payable quarterly in arrears. The holder of the note is eligible to convert the note, or any portion of the note, into shares of stock beginning on the earlier of November 14, 2002, or the date any required payment on the note is not timely made. The conversion price is defined as the lesser of 110% of the closing bid price on the common stock on November 13, 2001 ($13.25 as adjusted for the 25 to 1 reverse stock split) or 75% of the lowest of the closing bid prices for the common stock leading up to and including the conversion date.

During 2001, two convertible notes payable were converted into 12,858 shares of stock. These notes were assumed as part of the merger agreement described in Note 5.


(4)  Contingency

Gatlin is subject to those general risks associated with development stage companies. As shown in the accompanying financial statements, Gatlin has not yet earned revenue related to its intended operations and the net loss during the development period and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the
entity's ability to continue as a going concern.   Further,
Gatlin's business concept and business model are unproven and, accordingly, Gatlin's viability is uncertain.

               GATLIN HOLDINGS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to Consolidated Financial Statements

                         December 31, 2001


(4)  Contingency, Continued

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

(5)  Merger

The entire Board of Directors of Saleoutlet resigned as of January 15, 2001. On January 15, 2001, the shareholders of Saleoutlet elected the following individuals to the Board of Directors:
Wesley Van Dam, Jon Newby, and Steve Burhoe. The newly elected directors will serve until the next regular annual meeting of the shareholders, or until otherwise removed.

Effective January 15, 2001, a majority of the shareholders, pursuant to the recommendation of the board of directors, voted for a 25 to 1 reverse split of the common shares. All shares held as of January 15, 2001 were subject to the reversal.

On January 17, 2001 Saleoutlet completed a share exchange
(recapitalization) with Gatlin. The essential terms of the share exchange include:

   (a) The target shareholders (of Gatlin) exchanged 100% of the issued and outstanding shares of Gatlin for 2,039,254 shares of Saleoutlet, on a pro rata basis.

   (b)  The target, Gatlin, was dissolved after the share exchange;
        and

   (c) The target shareholders, control a majority of the voting rights of the registrant.

(6)	Related Party Transactions

Members of the board of directors and principal stockholders of Gatlin have made advances to the company during 2001. The amount owed as of December 31, 2001 is $12,209. The advances are non-interest bearing.

A principal stockholder of Gatlin was paid approximately $145,000 during 2001 and 2000 for raising capital.

               GATLIN HOLDINGS, INC. AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to Consolidated Financial Statements

                         December 31, 2001


(7)  Litigation

Gatlin is currently involved in litigation with a third party relating to a contract for the purchase of real estate. The third party claims Gatlin breached its obligations under the contract and is seeking payments for real estate taxes and insurance of approximately $10,000. The third party is also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract.

Gatlin is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Gatlin believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

On January 24, 2002, Gatlin settled litigation between Gatlin
Holdings, Inc. and various shareholders by issuing 1,774,000 shares of stock to those shareholders.


(8)  Common Stock Issued for Services

During 2001 the shares of common stock issued to officers, directors and outside professional were valued at the share price on the date of issuance.


(9)  Management Plans and Intentions (Unaudited)

Management anticipates the purchase of several entrepreneurial companies using stock. These companies are intended to be wholly-owned subsidiaries of Gatlin. Management also anticipates that the addition of several wholly-owned subsidiaries will attract additional individual investors to the company.