Form 10QSB
period 2002-03-31
GATLIN HOLDINGS INC
filed 2002-05-20
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2002         Commission File No. 0-26569
                      ------------------

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
                                                   ------------------

                   GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                          Consolidated Balance Sheet


                               March 31, 2002

                  Assets
                  ------

Current assets:
    Cash                                                  $          530
    Deposit on land                                               36,398
                                                          --------------

              Total assets                                $       36,928
                                                          ==============

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable and accrued expenses                 $      201,223
    Due to shareholder                                            16,209
    Convertible note payable                                     100,000
                                                          --------------

           Total current liabilities                             317,432
                                                          --------------

Stockholders' equity:
    Common stock - $.001 par value; 50,000,000 shares
      authorized; 4,154,039 shares issued and outstanding          4,154
    Additional paid-in capital                                 2,717,680
    Deficit accumulated during the development stage          (3,002,338)
                                                          --------------

           Total stockholders' deficit                          (280,504)
                                                          --------------

           Total liabilities and stockholders' deficit    $       36,928
                                                          ==============


See accompanying notes to financial statements.

                     GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                     Consolidated Statement of Operations

                              March 31, 2002

                                                                                        Cumulative from
                                                                                        the period from
                                                       Three months    Three months        March 2000
                                                           ended          ended       (inception) through
                                                      March 31, 2002  March 31, 2001     March 31, 2002
                                                      --------------  --------------    ----------------

Expenses:
    Marketing and public relations                    $       -           16,485            109,884
    General and administrative                            458,273        390,531          2,858,884
                                                      --------------  --------------    ----------------
           Loss from operations before other income       458,273        407,016          2,968,768
                                                      --------------  --------------    ----------------

Interest income                                               -               88                123
Interest expense                                      --------------  --------------    ----------------
                                                           (2,000)           -              (33,693)
                                                      --------------  --------------    ----------------

Net loss                                              $  (460,273)      (406,928)        (3,002,338)
                                                      ==============  ==============    ================

Net loss per common share - basic and diluted         $     (0.14)         (2.23)
                                                      ==============  ==============

Weighted average common shares outstanding              3,434,073        183,175
                                                      ==============  ==============



See accompanying notes to financial statements.

                    GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                   Consolidated Statements of Cash Flows

                               March 31, 2002

                                                                                               the period from
                                                            Three months     Three months         March 2000
                                                               ended            ended        (inception) through
                                                           March 31, 2002   March 31, 2001     March 31, 2002
                                                           --------------   --------------     --------------

Cash flows from operating activities:
  Net loss                                                 $   (460,273)        (406,928)        (3,002,338)
  Loss on disposal of furniture, fixtures and equipment             -                -                5,058
  Loss on investment with affiliate company                         -                -               10,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Stock issued for services                                  443,840          360,500          2,345,896
     Increase (decrease) in cash caused by changes in:
       Restricted cash                                              -                163                -
       Deposit                                                      -            (17,500)           (36,398)
       Other assets                                                 -                -                  -
       Accounts payable and accrued expenses                     12,000              -              112,161
                                                           --------------   --------------     --------------

         Net cash used in operating activities                   (4,433)         (63,765)          (565,621)
                                                           --------------   --------------     --------------
Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                    -             (5,058)            (5,058)
  Investment with affiliate company                                 -            (10,000)           (10,000)
                                                           --------------   --------------     --------------

         Net cash used in investing activities                      -            (15,058)           (15,058)
                                                           --------------   --------------     --------------

Cash flows from financing activities:
  Proceeds from loan from affiliate                                 -             21,742                -
  Proceeds from loan from shareholder                             4,000              -               16,209
  Proceeds from the issuance of convertible debt                    -                -              100,000
  Proceeds from sale of stock                                       -            111,128            465,000
                                                           --------------   --------------     --------------

         Net cash provided by financing activities                4,000          132,870            581,209
                                                           --------------   --------------     --------------

  Net increase in cash                                             (433)          54,047                530

  Cash at beginning of period                                       963            1,216                -
                                                           --------------   --------------     --------------

  Cash at end of period                                    $        530           55,263                530
                                                           ==============   ==============     ==============



See accompanying notes to financial statements.

                      GATLIN HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                              March 31, 2002

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

On January 17, 2001, Saleoutlet acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin"). For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization ("Reverse Acquisition") of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. Pro forma information giving effect to the acquisition is not presented, as the combination is not a business combination, it is a recapitalization.
As part of the merger agreement, Saleoutlet changed its name to Gatlin Holdings, Inc. Gatlin is in the business of acquiring and developing property. The Company has not yet earned revenue related to its new intended operations.


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

    (b)  Basic Loss per Common Share

         Basic loss per share is based on the weighted average number of common shares outstanding during each period. In computing dilutive earnings per share, notes payable convertible into common stock were excluded because their effects were antidilutive. The 2000 weighted average common shares outstanding have been adjusted for reverse stock splits that took effect during 2001.

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

    (d)  Consolidation

         The consolidated financial statements include the accounts of Gatlin Holdings, Inc. and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.


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


(4) Contingency

    Gatlin is subject to those general risks associated with development stage companies. As shown in the accompanying financial statements, Gatlin has not yet earned revenue related to its intended operations, and the net loss during the development period and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going
    concern.   Further, Gatlin's business concept and business model are
    unproven and, accordingly, Gatlin's viability is uncertain.

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

    Effective January 15, 2001, a majority of the shareholders, pursuant to the recommendation of the board of directors, voted for a 6 to 1 reverse split of the common shares. All shares held as of January 15, 2001 were subject to the reversal.

    On January 17, 2001 Saleoutlet completed a share exchange
    (recapitalization) with Gatlin. The essential terms of the share exchange include:

       (a) The target shareholders (of Gatlin) exchanged 100% of the issued and outstanding shares of Gatlin for 2,039,254 shares of Saleoutlet, on a pro rata basis.
       (b)  The target, Gatlin, was dissolved after the share exchange; and
       (c) The target shareholders control a majority of the voting rights of the registrant.


(6) Related Party Transactions

    Members of the board of directors and principal stockholders of Gatlin have made advances to the company during 2001. The amount owed as of March 31, 2002 is $16,209. The advances are non-interest bearing.

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


(8) Common Stock Issued for Services

    During 2002 and 2001, the shares of common stock issued to officers, directors, and outside professional were valued at the share price on the date of issuance.


(9) Management Plans and Intentions (Unaudited)

    Management anticipates the purchase of several entrepreneurial companies using stock. These companies are intended to be wholly-owned subsidiaries of Gatlin. Management also anticipates that the addition of several wholly-owned subsidiaries will attract additional individual investors to the company.


(10) Subsequent Events

    Gatlin entered into a share exchange agreement to acquire Hard to Treat Diseases, Inc. (HTTD) on February 11, 2002. The agreement provided that either party could terminate the agreement within 90 days. On May 9, 2002, HTTD terminated the agreement with Gatlin and returned the shares issued. Gatlin owes $10,000 in legal fees associated with this transaction which is reflected in these financial statements. The share issuance was never recorded.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------


Results of Operations
- ---------------------

         Quarter Ended March 31, 2002 Compared to March 31, 2001.


         During the year, the company has been developing potential acquisitions involving various business presently operating in the biotech area, home construction and food services. The Company's future capital requirements will depend on many factors, including the entrance into business combinations with other going business' to increases growth of the Company.

Liquidity and Capital Resources
- -------------------------------

        As of March 31, 2002 the Company's cash balance was $530, as compared to $55,263 at March 31, 2001. The Company had negative cash flow for the year ended December 31, 2001.


         Impact of Inflation
         -------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Description of Business

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

(b)      Plan of Operation

         During the Year 2001 and the first quarter of 2002, the Registrant has not engaged actively in a business or trade. It was the intention of the Registrant to be engaged in the management of restaurants and other similar types of facilities in "college" environments. The Registrant has attempted to acquire assets including real estate, liquor licenses and other incidents to the operation of restaurants. However, because of the present economic condition throughout the Country, it was unable to secure adequate financing to complete these transactions. Therefore, the Registrant has switched its efforts into the "acquisition" mode. During the Year 2001, the Registrant has been developing business relationships with various entities throughout the Country. It is anticipated that in Fiscal Year 2002 the Company will complete business combinations with various entities throughout the United States. The Registrant is actively seeking business combination partners in the healthcare industry, in the bio-tech industry, in the home building industry, and in food service preparation and wholesale distribution. As of December 31, 2001 the Company is not actively engaged in any trade or business. The Company has no employees other than its President, Wesley Van Dam who receives no salary; he did receive shares of the company as a form of compensation as set forth below. Mr. Van Dam is compensated, however, for out-of-pocket expenses and various other costs associated with the continuation of the Registrant's business.


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

LIQUIDITY AND CAPITAL RESOURCES

Gatlin Holdings, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Gatlin has not yet earned revenue related to its intended operations. Further, Gatlin's business concept and business model is evolving and accordingly, Gatlin's liability may be uncertain. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third quarter of 2002. Additionally, the Company may have to seek additional financing, either debt or equity.
The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.


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

         None


Item 5.  Other Information
         -----------------

Share Exchange:

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


Item 6.  Exhibits
         --------

a.       NONE

b. A Current Report on Form 8-K reporting one item under Item 5 - was filed on April 8, 2002.

                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gatlin Holdings, INC.


Date:  May 17, 2002                   By:/s/ WVD
                                         ----------------
                                         Wes Van Dam
                                         President/ CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                      Date
     ----                         -----                      -----
Wes Van Dam
                                  Chairman & Director        05/17/02




                                          /s/WVD
                                          ---------------------
                                          Wes Van Dam
                                          President/ CEO