Form 10QSB
period 2002-06-30
BIO VENTURE HOLDINGS INC
filed 2002-08-30
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2002         Commission File No. 0-26569
                     ---------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from______to_________


                       MIDWEST VENTURE HOLDINGS, INC.
                -----------------------------------------
                (Exact name of registrant in its charter)


              (Formerly known as BIO VENTURE HOLDINGS, INC.)
              ----------------------------------------------

        Nevada                                      88-0399260
-------------------------------         -----------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  350 E. Michigan Avenue
  Suite 410
  Kalamazoo, Michigan                                49007
-------------------------------                 ---------------
(Address of principal executive                    (Zip Code)
         offices)


Registrant's telephone number, including area code:  (616) 349-3971
                                                   ------------------

                 BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                        Consolidated Balance Sheet

                              June 30, 2002



                 Assets
                 ------

Current assets:
   Cash                                                   $       68
                                                          ----------

           Total assets                                   $       68
                                                          ==========

     Liabilities and Stockholders' Deficit
     -------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                  $  212,464
   Due to shareholder                                         16,209
   Convertible note payable                                  100,000
                                                          ----------

           Total current liabilities                         328,673
                                                          ----------

Stockholders' deficit:
   Common stock - $.001 par value; 45,000,000 shares
     authorized; 4,755,251 shares issued and outstanding       5,587
Preferred stock - $.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                  -
   Additional paid-in capital                              4,148,747
   Deficit accumulated during the development stage       (4,482,939)
                                                          ----------

           Total stockholders' deficit                      (328,605)
                                                          ----------

           Total liabilities and stockholders' deficit    $       68
                                                          ==========


See accompanying notes to financial statements.

                 BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   Consolidated Statement of Operations



                                                                      Three months     Three months
                                                                         ended            ended
                                                                     June 30, 2002    June 30, 2001
                                                                     -------------    -------------

Expenses:
   General and administrative                                          1,478,601          161,741
                                                                     -------------    -------------
           Loss from operations before other income and expense        1,478,601          161,741

Interest income                                                              -                 35
Interest expense                                                          (2,000)             -
                                                                     -------------    -------------
Net loss                                                             $(1,480,601)        (161,706)
                                                                     =============    =============

Net loss per common share - basic and diluted                        $     (1.33)           (0.49)
                                                                     =============    =============
Weighted average common shares outstanding                             1,111,111          333,272
                                                                     =============    =============



See accompanying notes to financial statements.

                 BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   Consolidated Statement of Operations


                                                                                                             Cumulative for
                                                                                                           the period from
                                                                    Six months         Six months              March 2000
                                                                       ended              ended           (inception) through
                                                                   June 30, 2002      June 30, 2001           June 30, 2002
                                                                   -------------      -------------       -------------------
Expenses:
   Marketing and public relations                                  $        -               16,485                   109,884
   General and administrative                                         1,936,874            552,272                 4,337,485
                                                                   -------------      -------------       -------------------

           Loss from operations before other income and expense       1,936,874            568,757                 4,447,369

Interest income                                                             -                  123                       123
Interest expense                                                         (4,000)               -                     (35,693)
                                                                   -------------      -------------       -------------------
Net loss                                                           $ (1,940,784)          (568,634)               (4,482,939)
                                                                   =============      =============       ===================

Net loss per common share - basic and diluted                      $      (3.15)             (2.36)
                                                                   =============      =============

Weighted average common shares outstanding                              615,600            240,957
                                                                   =============      =============




See accompanying notes to financial statements.

                 BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                   Consolidated Statement of Cash Flows

                                                                                                            Cumulative for
                                                                                                           the period from
                                                                    Six months         Six months              March 2000
                                                                       ended              ended           (inception) through
                                                                   June 30, 2002      June 30, 2001           June 30, 2002
                                                                   -------------      -------------       -------------------
Cash flows from operating activities:
   Net loss                                                         $(1,940,874)          (568,634)           (4,482,939)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Stock issued for services                                      1,876,340            498,000             3,784,240
       Forfeiture of deposit                                             36,398                -                  36,398
       Increase (decrease) in cash caused by changes in:
         Restricted cash                                                    -                  184                   -
         Deposits                                                           -                  -                 (36,398)
         Accounts payable and accrued expenses                           23,241                341               123,402
                                                                   -------------      -------------       -------------------

           Net cash used in operating activities                         (4,895)           (70,109)             (575,297)
                                                                   -------------      -------------       -------------------
Cash flows from investing activities:
   Purchase of furniture, fixtures, and equipment                           -               (5,058)                  -
   Deposit on land                                                          -              (27,949)                  -
   Investment with affiliate company                                        -              (20,000)                  -
                                                                   -------------      -------------       -------------------

           Net cash used in investing activities                            -              (53,007)                  -

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                  -                  -                 100,000
   Proceeds from loan from affiliate                                        -               21,742                26,742
   Proceeds from loan from shareholder                                    4,000             (9,740)               34,467
   Proceeds from sale of stock                                              -              111,128               414,156
                                                                   -------------      -------------       -------------------

           Net cash provided by financing activities                      4,000            123,130               575,365
                                                                   -------------      -------------       -------------------

Net (decrease) increase in cash                                            (895)                14                    68

Cash at beginning of period                                                 963              1,216                   -
                                                                   -------------      -------------       -------------------

Cash at end of period                                               $        68              1,230                    68
                                                                   =============      =============       ===================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $         -                -                  31,693
                                                                   =============      =============       ===================
   Non-cash activities:
     Conversion of note payable to common stock                     $         -                -                  45,000
                                                                   =============      =============       ===================
   Assumption of net liabilities in connection with reverse
     acquisition                                                    $         -                -                  89,062
                                                                   =============      =============       ===================




See accompanying notes to financial statements.

            BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

             Notes to Consolidated Financial Statements

                            June 30, 2002

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

On January 17, 2001, Saleoutlet acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin"). For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization ("Reverse Acquisition") of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. Pro forma information giving effect to the acquisition is not presented, as the combination is not a business combination, it is a recapitalization. As part of the merger agreement, Saleoutlet changed its name to Gatlin Holdings, Inc. On June 12, 2002, the Company changed its name to Bio Venture Holdings, Inc. The Company is in the business of acquiring and developing property and entrepreneurial companies. The Company has not yet earned revenue related to its intended operations.


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

Basic loss per share is based on the weighted average number of common shares outstanding during each period. In computing dilutive earnings per share, notes payable convertible into common stock were excluded because their effects were antidilutive. The 2001 weighted average common shares outstanding have been adjusted for reverse stock splits that took effect during 2001 and 2002.

            BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
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

(d)	Consolidation

The consolidated financial statements include the accounts of Bio Venture Holdings, Inc. and its wholly-owned subsidiaries.
All significant inter-company accounts and transactions have been eliminated in consolidation.


(3)	Capitalization

On May 31, 2002, the shareholders of the Company adopted an amendment to the Articles of Incorporation changing the number of common shares the Company has the authority to issue from fifty million (50,000,000) to forty-five million (45,000,000) with a par value of $.001, and providing authority to issue five million (5,000,000) preferred shares, with a par value of $.001.

The shareholders also approved a reverse split of the Company's common shares. All shares held as of June 10, 2002, were subject to the reversal. Each thirty (30) shares of the Company's common stock held by a shareholder on June 10, 2002, were exchanged for one (1) share.

            BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

             Notes to Consolidated Financial Statements


(4)	Note Payable

During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. Interest is payable quarterly in arrears. The holder of the note is eligible to convert the note, or any portion of the note, into shares of stock beginning on the earlier of November 14, 2002, or the date any required payment on the note is not timely made. The conversion price is defined as the lesser of 110% of the closing bid price on the common stock on November 13, 2001 or 75% of the lowest of the closing bid prices for the common stock leading up to and including the conversion date.


(5)	Contingency

Bio Venture Holdings is subject to those general risks associated with development stage companies. As shown in the accompanying financial statements, the Company has not yet earned revenue related to its intended operations, and the net loss during the development period and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain.

These factors raise substantial doubt about Bio Venture's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional capital and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


(6)	Related Party Transactions

Members of the board of directors and principal stockholders of Bio Venture Holdings have made advances to the company during 2001. The amount owed as of June 30, 2002 is $16,209. The advances are non-interest bearing.

A principal stockholder of Bio Venture Holdings was paid approximately $145,000 during 2001 and 2000 for raising capital.

            BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

             Notes to Consolidated Financial Statements



(7)	Litigation

Bio Venture Holdings is currently involved in litigation with a third party relating to a contract for the purchase of real estate. The third party has claimed that Bio Venture Holdings breached its obligations under the contract and is seeking payments for real estate taxes and insurance of approximately $10,000. The third party is also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract. Subsequent to June 30, 2002, the third party was awarded a judgment and repurchased the property. The litigation is still pending and the Company may still be subject to claims under the contract.

Bio Venture Holdings is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Bio Venture Holdings believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

On January 24, 2002, Bio Venture Holdings settled litigation between the Company and various shareholders by issuing 1,774,000 shares of stock (59,133 shares after the reverse stock split) to those shareholders and recorded a charge of $283,840, which was included in general and administrative expenses in the quarter ended March 31, 2002.


(8)	Common Stock Issued for Services

During 2002 and 2001, the shares of common stock issued to officers, directors, and outside professionals were valued at the share price on the date of issuance.

(9)	Share Exchanges

Gatlin entered into a share exchange agreement to acquire Hard to Treat Diseases, Inc. (HTTD) on February 11, 2002. The agreement provided that either party could terminate the agreement within 90 days. On May 9, 2002, HTTD terminated the agreement with Gatlin and returned the shares issued. The share issuance was never recorded.

On June 12, 2002, Bio Venture Holdings completed a share exchange with eManager, Inc. which became a wholly-owned subsidiary of the Company. As a result of this share exchange, the Company has acquired new assets consisting mainly of technology used in the management of energy costs in large institutional buildings and hotels. The Company issued 500,000 shares in the exchange.

            BIO VENTURE HOLDINGS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

             Notes to Consolidated Financial Statements


(9)	Share Exchanges, Continued

On June 12, 2002, Bio Venture Holdings completed a share exchange with International Specialty Seafood, Inc., which became a wholly-owned subsidiary of the Company. As a result of this share exchange, the Company has acquired a specialty marketing company in the seafood business. The Company issued 2,250,000 shares in the exchange.

On February 18, 2002, the Company entered into a share exchange with Venture Biodiscovery, Inc. that was subsequently voided. The agreement required compliance with certain conditions and undertakings prior to completion. The conditions and undertakings were not met; as such the share issuance was never recorded.

The transactions referred to in the second and third paragraphs above have been measured at the fair value of the assets received ($0) which the Company has determined is more clearly evident of value. The companies currently have no operations and no assets.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------


Results of Operations
---------------------

         Quarter Ended June 30, 2002 Compared to June 30, 2001.

         During the quarter ended June 30, 2002, the Company did not generate any revenues. The registrant did complete business combinations with eManager, Inc. and International Specialty Seafood, Inc. However, to date, no revenues have been generated as a result of these business combinations. The registrant is in the process of developing the business of eManager, Inc. and International Specialty Seafood, Inc. Management cannot give any assurance, however, that these business' will be successful and generate significant revenues for the registrant.

During the year, the company has been developing other potential acquisitions involving various business presently operating in the biotech area, home construction and food services. The Company's future capital requirements will depend on many factors, including the entrance into business combinations with other going businesses to increase growth of the Company.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2002 the Company's cash balance was $68.00, as compared to $1,230.00 at June 30, 2001. The Company had a negative cash flow for the year ended December 31, 2001.

         Impact of Inflation
         -------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Description of Business

(a)      General Business Development
         ----------------------------
         History
         -------

         Midwest Venture Holdings, Inc., formerly know as Bio Venture Holdings, Inc., was incorporated in Nevada on September 1, 1995. The Company was formed specifically to seek viable businesses or enterprises to acquire but had not located such a candidate. From inception until March 1, 1999, the Company had no operations and conducted no business.

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

        Prior to the Share Exchange with Gatlin Holdings, Inc., an Indiana corporation, a majority of the Shareholders of the Registrant voted, pursuant to the recommendation of the Board of Directors, to complete a reverse split of the Company's Common Stock. As a result, all shares held as of January 15, 2001 were subject to a reversal. An Amendment to the Articles of Incorporation was filed, whereby each six
(6) shares held by Shareholders of record as of January 15, 2001 were exchanged for one (1) share of the Company's Common Stock. As of Monday, February 5, 2001, the Company traded on the NASD OTC:BB under the new symbol of "GTHI."

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

	As of June 10, 2002, the registrant completed a name change from Gatlin Holdings, Inc. to Bio Venture Holdings, Inc. and a reversal of its outstanding shares. A majority of the shareholders voted to complete a one (1) for thirty (30) share reversal of the company's common shares. The registrant's OTC:BB symbol was changed to "BOVH".

(b)  Plan of Operation

	During the Year 2001 and the first and second quarters of 2002, the Registrant has not engaged actively in a business or trade. It was the intention of the Registrant to be engaged in the management of restaurants and other similar types of facilities in "college" environments. The Registrant has attempted to acquire assets including real estate, liquor licenses and other incidents to the operation of restaurants. However, because of the present economic condition throughout the Country, it was unable to secure adequate financing to complete these transactions. Therefore, the Registrant has switched its efforts into the "acquisition" mode. During the Year 2001 and Year 2002, the Registrant has been developing business relationships with various entities throughout the Country. It is anticipated that in FiscalYear 2002 the Company could complete additional business combinations with various entities throughout the United States. The Registrant is actively seeking business combination partners in the healthcare industry, in the bio-tech industry, in the home building industry, and in food service preparation and wholesale distribution. As of June 30, 2002, the Company is not actively engaged in any trade or business. The Company has no employees other than its President, Wesley Van Dam who receives no salary; he did receive shares of the company as a form of compensation as set forth below. Mr. Van Dam is compensated, however, for out-of-pocket expenses and various other costs associated with the continuation of the Registrant's business.



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

LIQUIDITY AND CAPITAL RESOURCES

Midwest Venture Holdings, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Midwest Venture Holdings, Inc. has not yet earned revenue related to its intended operations. Further, Midwest Venture Holdings, Inc.'s business concept and business model is evolving and accordingly, Midwest Venture Holdings, Inc.'s liability may be uncertain. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third and fourth quarters of 2002. Additionally, the Company may have to seek additional financing, either debt or equity. The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.


                     PART II.  Other Information
                     ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Midwest Venture Holdings, Inc. is currently involved in litigation with a third party relating to a contract for the purchase of real estate. The third party claims Midwest Venture Holdings, Inc. breached its obligations under the contract and is seeking payments for real estate taxes and insurance of approximately $10,000. The third party is also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract. As of June 30, 2002, the third party was awarded a judgment against the registrant, and has repurchased the property in a forced sale. Additionally, the registrant may be responsible for additional damages and costs if a deficiency judgment is awarded to the third party.

         Midwest Venture Holdings, Inc. is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Midwest Venture Holdings, Inc. believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

         On January 24, 2002, Midwest Venture Holdings, Inc. settled litigation between the company (formerly known as Gatlin Holdings, Inc.) and various shareholders by issuing 1,774,000 shares of stock to those shareholders.

Item 2.  Change in Securities and Use of Proceeds
         ----------------------------------------

         NONE


Item 3.  Defaults upon Senior Securities
         -------------------------------
During 2001, the registrant issued a 5-year, $100,000, 8% convertible note, due November 30, 2006. The company is presently in default as to certain terms and conditions of the convertible note. The company and the holder of the note are presently in negotiations in an attempt to resolve the default. The holder is willing to renegotiate the terms and conditions in order for the company to cure its default. Management believes that it will have this dispute resolved shortly, and cure the present default.


Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

In June of 2002, the shareholders, pursuant to the Nevada Revised
Statutes, consented to the change of the registrant's name to Bio
Venture Holdings, Inc. and consented to a reversal of the company's common shares in a one (1) for thirty (30) reverse split.


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

	On May 9, 2002, the registrant received notice from HTTD and its previous shareholders that, pursuant to the Agreement of Share Exchange, HTTD was requesting a rescission of the transaction. The registrant has agreed to the rescission, and an agreement was reached between the parties as to the rescission. An agreement and release was executed among the parties, and the registrant no longer has a business relationship with HTTD.

E Manager, Inc.
---------------

        On June 12, 2002, the registrant completed a share exchange (business combination) with E Manager, Inc., Inc., an Indiana corporation. As a result of this share exchange, the registrant will acquire new assets consisting mainly of including technology used in the management of energy costs in large institutional buildings and hotels. The essential terms of the Share Exchange are:

        a. The registrant will be the surviving corporation with the target initially being a subsidiary of the registrant; and

        b. The target's shareholders will become minority shareholders of the registrant; and

        c. E Manager, Inc.) will exchange 100% of issued and outstanding shares of E Manager, Inc for 500,000 shares of the registrant, on a pro rata basis.

        d. The target, E Manager, Inc., an Indiana corporation, will be a wholly owned subsidiary; and

        e. The registrant is not subject to the control share requirements of NRS 78.378, as provided for in its Articles of Incorporation; and


International Specialty Seafood, Inc.
-------------------------------------

        On June 12, 2002, the registrant completed a share exchange (business combination) with International Specialty Seafood, Inc., a Florida corporation. As a result of this share exchange, the registrant receives a specialty marketing company in the business of seafood with a large account list of customers. The essential terms of the Share Exchange are:

        a. The registrant will be the surviving corporation with the target initially being a subsidiary of the registrant; and

        b. International Specialty Seafood, Inc. will exchange 100% of the issued and outstanding shares International Specialty Seafood, Inc for 2,250,000 shares of the registrant, on a pro rata basis; and

        c. The registrant is not subject to the control share requirements of NRS 78.378, as provided for in its Articles of Incorporation; and


Subsequent Events Occurring After June 30, 2002
-----------------------------------------------

	Change of Name
        --------------

	On August 12, 2002, the shareholders, pursuant to the recommendation of the Board of Directors, consented to, in accordance with the Nevada Revised Statutes, a name change to Midwest Venture Holdings, Inc. Accordingly, an amendment to the registrants Articles of Incorporation was filed with the Nevada Secretary of State reflecting the name change.

	Reverse of Company's Common Shares
        ----------------------------------

	On August 20, 2002, the shareholders, pursuant to the recommendation of the Board of Directors, consented to, in accordance with the Nevada Revised Statutes, a reversal of the registrant's shares. Accordingly, an amendment to the registrants Articles of Incorporation was filed with the Nevada Secretary of State reflecting a one (1) for thirty five (35) reverse split of the company's common shares.

         Resignation of a Director
         ------------------------

         On August 28, 2002 Wes Van Dam resigned as a director and President of the company. Shane Jones was appointed as a new director and president.


Item 6.  Exhibits
         --------

a. A Current Report on Form 8-K reporting one item under Item 5 - was filed on June 27, 2002 is incorporated by reference.

3(i). Amendment to the articles of incorporation, filed August 12, 2002, reflecting the registrant's name change.

3(ii)   Amendment to the articles of incorporation, filed August
        21,2002, reflecting the registrant's reverse split of its common shares.



                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      	 Midwest Venture Holdings, Inc.


Date:  August 29, 2002                   By:___/s/______SJ______________
                                            Shane Jones
                                            President/ CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                          Date
     ----                         -----                          ----

Shane Jones                  Chairman & Director              08/29/2002



                                             /s/____SJ__________________
                                             Shane Jones
                                             President/ CEO