Form 10QSB
period 2002-09-30
MIDWEST VENTURE HOLDINGS INC
filed 2002-12-31
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended September 30, 2002        Commission File No. 0-26569
                        ------------------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from______to_________


                         MIDWEST VENTURE HOLDINGS, INC.
                    -----------------------------------------
                    (Exact name of registrant in its charter)


                 (Formerly known as BIO VENTURE HOLDINGS, INC.)
                    ----------------------------------------

        Nevada                                      88-0399260
-------------------------------         ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  350 E. Michigan Avenue
  Suite 410
  Kalamazoo, Michigan                                49007
-------------------------------                 ---------------
(Address of principal                              (Zip Code)
  executive offices)


Registrant's telephone number, including area code:  (616) 349-3971
                                                     --------------

                         MIDWEST VENTURE HOLDINGS, INC.

                           Consolidated Balance Sheet


                               September 30, 2002

   Assets

Current assets:
      Cash                                                          $      68
                                                                    ----------
              Total assets                                          $      68
                                                                    ==========

       Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable and accrued expenses                         $ 214,464
      Due to shareholder                                               16,209
      Convertible note payable                                        100,000
                                                                    ----------

              Total current liabilities                               330,673
                                                                    ----------

Stockholders' deficit:
      Common stock - $.001 par value; 45,000,000 shares
          authorized; 157,293 shares issued and outstanding             5,587
      Preferred stock - $.001 par value; 5,000,000 shares
          authorized; no shares issued and outstanding                      -
      Additional paid-in capital                                    4,148,747
      Deficit accumulated during the development stage             (4,484,939)
                                                                   -----------

              Total stockholders' deficit                            (330,605)
                                                                   -----------

              Total liabilities and stockholders' deficit           $      68
                                                                   ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         MIDWEST VENTURE HOLDINGS, INC.

                  Consolidated Statements of Operations 3 Month


                                                        Three months                     Three months
                                                           ended                             ended
                                                     September 30, 2002               September 30, 2001
                                                     ------------------               ------------------
Expenses:
     General and administrative                                    -                          458,318
                                                     ------------------               ------------------

         Loss from operations                                      -                          458,318

Interest expense                                              (2,000)                               -
                                                     ------------------               ------------------

Net loss                                                      (2,000)                        (458,318)
                                                     ==================               ==================

Net loss per common share - basic and diluted                $ (0.01)                    $ (1,131.65)
                                                     ==================               ==================

Weighted average common shares outstanding                   147,277                              405
                                                     ==================               ==================


The accompanying notes are an integral part of the consolidated financial statements.


                         MIDWEST VENTURE HOLDINGS, INC.

                 Consolidated Statement of Operations 9 Months


                                                                                                        Cumulative for
                                                                                                        the period from
                                                     Nine months             Nine months                  March 2000
                                                        ended                   ended                  (inception) through
                                                  September 30, 2002       September 30, 2001          September 30, 2002
                                                 --------------------     --------------------       ----------------------
Expenses:
     Marketing and public relations                     $          -               16,485                    109,884
     General and administrative                            1,936,874            1,010,589                  4,337,485
                                                 --------------------     --------------------       ----------------------

        Loss from operations before
         other income and expense                          1,936,874            1,027,074                  4,447,369

Interest income                                                    -                  123                        123
Interest expense                                              (6,000)                   -                    (37,693)
                                                 --------------------     --------------------       ----------------------

Net loss                                                $ (1,940,874)          (1,026,951)                (4,484,939)
                                                 ====================     ====================       ======================

Net loss per common share - basic and diluted               $ (33.79)       $   (3,209.22)
                                                 ====================     ====================

Weighted average common shares outstanding                    57,447                  320
                                                 ====================     ====================


The accompanying notes are an integral part of the consolidated financial statements.


                         MIDWEST VENTURE HOLDINGS, INC.

                 Consolidated Statements of Cash Flows 9 Months



                                                                                                      Cumulative for
                                                                                                     the period from
                                                             Nine months         Nine months            March 2000
                                                                ended               ended           (inception) through
                                                            Sept. 30, 2002      Sept. 30, 2001        Sept. 30, 2002
                                                          -----------------    ----------------     --------------------

Cash flows from operating activities:
    Net loss                                                  $ (1,942,874)         (1,026,951)           (4,484,939)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Stock issued for services                                 1,876,340             941,000             3,784,240
       Forfeiture of deposit                                        36,398                   -                36,398
       Increase (decrease) in cash caused by changes in:
         Restricted cash                                                 -                 184                     -
         Deposits                                                        -                   -               (36,398)
         Accounts payable and accrued expenses                      25,241               7,841               125,402
                                                          ---------------------------------------- ---------------------

             Net cash used in operating activities                  (4,895)            (77,926)             (575,297)

Cash flows from investing activities:
    Purchase of furniture, fixtures, and equipment                       -              (5,058)                    -
    Deposit on land                                                      -             (27,949)                    -
    Investment with affiliate company                                    -             (20,000)                    -
                                                          ---------------------------------------- ---------------------

             Net cash used in investing activities                       -             (53,007)                    -

Cash flows from financing activities:
    Proceeds from issuance of notes payable                              -                   -               100,000
    Proceeds from loan from affiliate                                    -              21,742                26,742
    Proceeds from loan from shareholder                              4,000              (2,291)               34,467
    Proceeds from sale of stock                                          -             111,128               414,156
                                                          ---------------------------------------- ---------------------

             Net cash provided by financing activities               4,000             130,579               575,365
                                                          ---------------------------------------- ---------------------

Net (decrease) increase in cash                                       (895)               (354)                   68

Cash at beginning of period                                            963               1,216                     -
                                                          ---------------------------------------- ---------------------

Cash at end of period                                                 $ 68                 862                    68
                                                          ======================================== =====================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $  -                   -                31,693
                                                          ======================================== =====================

    Non-cash activities:
       Conversion of note payable to common stock                     $  -                   -                45,000
                                                          ======================================== =====================

       Assumption of net liabilities in connection
        with reverse acquisition                                      $  -                   -                89,062
                                                          ======================================== =====================


The accompanying notes are an integral part of the consolidated financial statements.


                   Notes to Consolidated Financial Statements

                               September 30, 2002

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

     On January 17, 2001, Saleoutlet acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin"). For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization ("Reverse Acquisition") of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. As part of the merger agreement, Saleoutlet changed its name to Gatlin Holdings, Inc. On June 12, 2002, the Company changed its name to Bio Venture Holdings, Inc. and then changed it again to Midwest Venture Holdings, Inc. on August 12, 2002. The Company is in the business of acquiring and developing property and entrepreneurial companies. The Company has not yet earned revenue related to its intended operations.


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

     (d)  Consolidation

          The consolidated financial statements include the accounts of Midwest Venture Holdings, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

     The shareholders approved reverse splits of the Company's common shares as follows: All shares held as of June 10, 2002, were subject to a 30 to 1 reversal. Each thirty (30) shares of the Company's common stock held by a shareholder on June 10, 2002, were exchanged for one (1) share.

     All shares held as of August 20, 2002, were subject to a 35 to 1 reversal. Each thirty (35) shares of the Company's common stock held by a shareholder on August 20, 2002, were exchanged for one (1) share.

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


(5)  Contingency

     The Company is subject to those general risks associated with development stage companies. As shown in the accompanying financial statements, the Company has not yet earned revenue related to its intended operations, and the net loss during the development period and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain.

     These factors raise substantial doubt about Midwest Venture's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional capital and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

(6)  Related Party Transactions

     Members of the board of directors and principal stockholders of Midwest Venture Holdings have made advances to the company. The amount owed as of September 30, 2002 is $16,209. The advances are non-interest bearing.

     A principal stockholder of Midwest Venture Holdings was paid approximately $145,000 during 2001 and 2000 for raising capital.

(7)  Litigation

     Midwest Venture Holdings was involved in litigation with a third party relating to a contract for the purchase of real estate. The third party claimed that Midwest Venture Holdings breached its obligations under the contract and was seeking payments for real estate taxes and insurance of approximately $10,000. The third party was also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract. The third party was awarded a judgment and repurchased the property.

     Midwest Venture Holdings is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Midwest Venture Holdings believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

     On January 24, 2002, Midwest Venture Holdings settled litigation between the Company and various shareholders by issuing 1,774,000 shares of stock (1,689 shares after the reverse stock splits) to those shareholders and recorded a charge of $283,840, which was included in general and administrative expenses in the quarter ended March 31, 2002.

(8)  Common Stock Issued for Services

     During 2002 and 2001, the shares of common stock issued to officers, directors, and outside professionals were valued at the share price on the date of issuance.

(9)  Share Exchanges

     On June 12, 2002, Midwest Venture Holdings completed a share exchange with eManager, Inc. which became a wholly-owned subsidiary of the Company. As a result of this share exchange, the Company has acquired new assets consisting mainly of technology used in the management of energy costs in large institutional buildings and hotels. The Company issued 500,000 shares in the exchange (14,285 shares after the reverse stock split).

     On June 12, 2002, Midwest Venture Holdings completed a share exchange with International Specialty Seafood, Inc., which became a wholly-owned subsidiary of the Company. As a result of this share exchange, the Company has acquired a specialty marketing company in the seafood business. The Company issued 2,250,000 shares in the exchange (64,285 shares after the reverse stock split).

     The transactions above have been measured at the fair value of the assets received ($0) which the Company has determined is more clearly evident of value. The companies currently have no operations and no assets.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Quarter Ended September 30, 2002 Compared to September 30, 2001.

     During the quarter ended September 30, 2002, the Company did not generate any revenues. The registrant did enter into business combinations with eManager, Inc., International Specialty Seafood, Inc. and HotHomePages, Inc. in this calendar year. However, to date, these business ventures have not been successful. All agreement with the respective companies have been terminated. At the present time, the company is actively seeking a merger candidate in order for the company to continue operations. If the company fails to enter into a reorganization agreement with a target company, it is likely the company will be forced to cease all operations, resulting in a dissolution of the company. Management cannot give any assurance, however, that it will be successful in finding a business target for a possible merger.

Liquidity and Capital Resources

     As of September 30, 2002 the Company's cash balance was $68.00, as compared to 963.00 at September 30, 2001. The Company had a negative cash flow for the year ended December 31, 2001.

Impact of Inflation

     Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Description of Business

(a)  General Business Development

     History

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

     On July 1, 1999, the Company filed a Form 10-SB registration statement with Securities and Exchange Commission ("SEC"), which became effective in August 1999. Since such time, the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934.

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

     On June 10, 2002, the registrant completed a name change from Gatlin Holdings, Inc. to Bio Venture Holdings, Inc. and a reversal of its outstanding shares. A majority of the shareholders voted to complete a one (1) for thirty
(30) share reversal of the company's common shares. The registrant's OTC:BB symbol was changed to "BOVH". A copy of the amended articles of incorporation are included herein as Exhibit 2.1.

     On August 12, 2002, the registrant completed a name change from Bio Venture Holdings, Inc. to Midwest Venture Holdings, Inc. The registrant's OTC:BB symbol was changed to "MVHI". A copy of the amended articles of incorporation are included herein as Exhibit 2.2.

     On August 20, 2002, the registrant completed a reversal of its outstanding shares. A majority of the shareholders voted to complete a one (1) for thirty-five (35) share reversal of the company's common shares. A copy of the amended articles of incorporation are included herein as Exhibit 2.3.

(b)  Plan of Operation

     During the Year 2001 and the first, second and third quarters of 2002, the Registrant has not engaged actively in a business or trade. It was the intention of the Registrant to be engaged in the management of restaurants and other similar types of facilities in "college" environments. The Registrant has attempted to acquire assets including real estate, liquor licenses and other incidents to the operation of restaurants. However, because of the present economic condition throughout the Country, it was unable to secure adequate financing to complete these transactions. Therefore, the Registrant has switched its efforts into the "acquisition" mode. During the Year 2001, the Registrant has been developing business relationships with various entities throughout the Country. It is anticipated that in Fiscal Year 2002 the Company could complete business combinations with various entities throughout the United States. The Registrant is actively seeking business combination partners in the healthcare industry, in the bio-tech industry, in the home building industry, and in food service preparation and wholesale distribution. As of December 31, 2001 the Company is not actively engaged in any trade or business. The Company has no employees other than its President, Shane Jones who receives no salary; he did receive shares of the company as a form of compensation as set forth below. Mr. Van Dam is compensated, however, for out-of-pocket expenses and various other costs associated with the continuation of the Registrant's business.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


                           PART II. Other Information

Item 1. Legal Proceedings

     Midwest Venture Holdings, Inc. was involved in litigation with a third party relating to a contract for the purchase of real estate. The third party claims Midwest Venture Holdings, Inc. breached its obligations under the contract and was seeking payments for real estate taxes and insurance of approximately $10,000. The third party was also seeking forfeiture of the deposit, or payment in full of approximately $235,000 under the contract. As of June 30, 2002, the third party was awarded a judgment against the registrant, and has repurchased the property in a forced sale. No further litigation is now pending regarding this case.

     Midwest Venture Holdings, Inc. is also party to a number of legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, Midwest Venture Holdings, Inc. believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

Item 2. Change in Securities and Use of Proceeds

     NONE


Item 3. Defaults upon Senior Securities

     During 2001, the registrant issued a 5-year, $100,000, 8% convertible note, due November 30, 2006. The company is presently in default as to certain terms and conditions of the convertible note. The company and the holder of the note are presently in negotiations in an attempt to resolve the default. The holder is willing to renegotiate the terms and conditions in order for the company to cure its default. As a result, the parties have entered into a settlement whereby the entire obligation is to be retired.


Item 4. Submissions of Matters to a Vote of Security Holders

     In June of 2002, the shareholders, pursuant to the Nevada Revised Statutes, consented to the change of the registrant's name to Bio Venture Holdings, Inc., Inc. and consented to a reversal of the company's common shares in a one (1) for thirty (30) reverse split.

     On August 12, 2002, the shareholders, pursuant to the Nevada Revised Statutes, consented to the change of the registrant's name to Midwest Venture Holdings, Inc.

     On August 20, 2002, the shareholders, pursuant to the Nevada Revised Statutes, consented to a reversal of the company's common shares in a one (1) for thirty (30) reverse split.


Item 5. Other Information

     Subsequent Events:

     On October 12, 2002, Midwest Venture Holdings, Inc. settled threatened litigation between the company (formerly known as Gatlin Holdings, Inc.) and various shareholders by issuing 1,450,000 of its .001 par value preferred shares to those shareholders in complete satisfaction of all obligations.


Item 6. Exhibits and Reports on Form 8-K

a.   3.1 Amended Articles of Incorporation of June, 2002.

b.   3.2 Amended Articles of Incorporation of August 12, 2002.

c.   3.3 Amended Articles of Incorporation of August 20, 2002.

d.   99.1 Sarbanes-Oxley Act of 2002 Certification

e. A Current Report on Form 8-K reporting items described under Part 1, Item 2 was filed on June 27, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Midwest Venture Holdings, Inc.


Date:  December 30, 2002           By:____/s/ Shane Jones_______________
                                              Shane Jones
                                              President/CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                     Title                       Date

Shane Jones           Chairman & Director             12/30/02



                                        __/s/ Shane Jones______
                                              Shane Jones
                                              Chairman

Exhibit 3.1

                        AMENDED ARTICLES OF INCORPORATION
                                       OF
                              GATLIN HOLDINGS, INC.
                              A NEVADA CORPORATION

     Pursuant to the provisions of the Nevada Revised Statutes, the undersigned Corporation adopts these articles of amendment to its Articles of Incorporation:

FIRST: ARTICLE I of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article I substituted therefore as if it had been part of the original Articles of Incorporation;

                                    ARTICLE I

                   ARTICLE I: The name of the corporation is:

                           BIO VENTURE HOLDINGS, INC.

SECOND: ARTICLE IV of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article IV substituted therefore as if it had been part of the original Articles of Incorporation;

                                   ARTICLE IV

     ARTICLE IV: Each THIRTY (30) shares of previously authorized common stock of the corporation, par value $.001 per share, issued and outstanding immediately prior to the time of the filing and recording of these Amended Articles of Incorporation (the "Amendment") with the Office of the Secretary of State of the State of Nevada shall thereby and thereupon automatically be combined without any further action into ONE (1) validly issued, fully paid and non assessable share of common stock of the corporation, par value $.001 per share. Each holder of record of a certificate for THIRTY (30) or more shares of common stock of the corporation as of the close of business day on June 10, 2002, shall be entitled to receive, as soon as practicable, and upon surrender of such certificate, a certificate or certificates representing ONE (1) share of common stock for each THIRTY (30) shares of common stock represented by the certificate of such holder, with the next higher number of shares being issued in lieu of fractional shares. Further, every right, option and warrant to acquire ONE (1) share of common stock of the corporation, outstanding immediately prior to the time of filing and recording of this Amendment in the Office of the Secretary of State of the State of Nevada, shall thereby and thereupon automatically be converted without any further action into the right to acquire ONE/THIRTIETH (1/30) of a share of common stock of the corporation, upon the terms of the right, option or warrant, except that the purchase price of the common stock, upon exercising the right, option or warrant, shall be proportionately increased. The corporation shall not issue fractional shares with respect to the combination or conversion. To the extent that a shareholder holds a number of shares of common stock immediately after the filing and recording of the Amendment that is not a whole number, such shareholder shall receive the additional fraction of a share to provide the shareholder a whole share. The number of shares the corporation shall have authority to issue is fifty million (50,000,000) shares. Of such shares, forty-five million (45,000,000) shares, with a par value of $.001, shall be common shares. Five million (5,000,000) shares, with a par value of $.001, shall be preferred shares. The voting powers, designations, preferences and relative participating optional and other rights, if any, and the qualifications, limitations or restrictions, if any, of the preferred stock in one or more series, shall be fixed by one or more resolutions providing for the issuance of such stock adopted by the corporation's Board of Directors in accordance with the provisions of NRS 78.195.

SECOND: The date of adoption of this amendment by the shareholders of this corporation is May 31, 2002 and shall become effective upon filing with the Secretary of State of Nevada.

THIRD: This amendment to the Articles of Incorporation of the Corporation, has been duly adopted in accordance with the provisions of Section 78.390 and
Section 78.320, Sub. 2 and 3 of the Nevada Revised Statutes. The number of shares outstanding at the time of adoption of this amendment was 4,654,095; 60% of the shares entitled to vote executed a Statement of Consent to Action by the Shareholders of the Company.

IN WITNESS WHEREOF the undersigned, the President and Secretary of the Corporation, have executed this Amendment to the Articles of Incorporation this 5th day of June, 2002.


                                        __/s/ Wesley Van Dam_________
                                              Wesley Van Dam, President

Exhibit 3.2

                        AMENDED ARTICLES OF INCORPORATION
                                       OF
                           BIO VENTURE HOLDINGS, INC.
                              A NEVADA CORPORATION

     Pursuant to the provisions of the Nevada Revised Statutes, the undersigned Corporation adopts these articles of amendment to its Articles of Incorporation:

FIRST: ARTICLE I of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article I substituted therefore as if it had been part of the original Articles of Incorporation;

                                    ARTICLE I

                   ARTICLE I: The name of the corporation is:

                         MIDWEST VENTURE HOLDINGS, INC.

SECOND: The date of adoption of this amendment by the shareholders of this corporation is August 12, 2002 and shall become effective upon filing with the Secretary of State of Nevada.

THIRD: This amendment to the Articles of Incorporation of the Corporation, has been duly adopted in accordance with the provisions of Section 78.390 and
Section 78.320, Sub. 2 and 3 of the Nevada Revised Statutes. The number of shares outstanding at the time of adoption of this amendment was 5,505,274; 60% of the shares entitled to vote executed a Statement of Consent to Action by the Shareholders of the Company, which was sufficient for passage of the Amendment.

IN WITNESS WHEREOF the undersigned, the President and Secretary of the Corporation, have executed this Amendment to the Articles of Incorporation this 12th day of August, 2002.

                                       ___/s/ Wesley Van Dam______
                                              Wesley Van Dam, President

Exhibit 3.3

                        AMENDED ARTICLES OF INCORPORATION
                                       OF
                         MIDWEST VENTURE HOLDINGS, INC.
                              A NEVADA CORPORATION

     Pursuant to the provisions of the Nevada Revised Statutes, the undersigned Corporation adopts these articles of amendment to its Articles of Incorporation:

FIRST: ARTICLE IV of the Articles of Incorporation as now filed is stricken in its entirety, and the following Article IV substituted therefore as if it had been part of the original Articles of Incorporation;

                                   ARTICLE IV

     ARTICLE IV: Each THIRTY FIVE (35) shares of previously authorized common stock of the corporation, par value $.001 per share, issued and outstanding immediately prior to the time of the filing and recording of these Amended Articles of Incorporation (the "Amendment") with the Office of the Secretary of State of the State of Nevada shall thereby and thereupon automatically be combined without any further action into ONE (1) validly issued, fully paid and non assessable share of common stock of the corporation, par value $.001 per share. Each holder of record of a certificate for THIRTY FIVE (35) or more shares of common stock of the corporation as of the close of business day on August 26, 2002, shall be entitled to receive, as soon as practicable, and upon surrender of such certificate, a certificate or certificates representing ONE
(1) share of common stock for each THIRTY FIVE (35) shares of common stock represented by the certificate of such holder, with the next higher number of shares being issued in lieu of fractional shares. Further, every right, option and warrant to acquire ONE (1) share of common stock of the corporation, outstanding immediately prior to the time of filing and recording of this Amendment in the Office of the Secretary of State of the State of Nevada, shall thereby and thereupon automatically be converted without any further action into the right to acquire ONE/THIRYFIFTH (1/35) of a share of common stock of the corporation, upon the terms of the right, option or warrant, except that the purchase price of the common stock, upon exercising the right, option or warrant, shall be proportionately increased. The corporation shall not issue fractional shares with respect to the combination or conversion. To the extent that a shareholder holds a number of shares of common stock immediately after the filing and recording of the Amendment that is not a whole number, such shareholder shall receive the next lowest whole share. The number of shares the corporation shall have authority to issue is fifty million (50,000,000) shares. Of such shares, forty-five million (45,000,000) shares, with a par value of $.001, shall be common shares. Five million (5,000,000) shares, with a par value of $.001, shall be preferred shares. The voting powers, designations, preferences and relative participating optional and other rights, if any, and the qualifications, limitations or restrictions, if any, of the preferred stock in one or more series, shall be fixed by one or more resolutions providing for the issuance of such stock adopted by the corporation's Board of Directors in accordance with the provisions of NRS 78.195.

SECOND: The date of adoption of this amendment by the shareholders of this corporation is August 20, 2002 and shall become effective upon filing with the Secretary of State of Nevada.

THIRD: This amendment to the Articles of Incorporation of the Corporation, has been duly adopted in accordance with the provisions of Section 78.390 and
Section 78.320, Sub. 2 and 3 of the Nevada Revised Statutes. The number of shares outstanding at the time of adoption of this amendment was 5,505,274; 63% of the shares entitled to vote executed a Statement of Consent to Action by the Shareholders of the Company.

IN WITNESS WHEREOF the undersigned, the President and Secretary of the Corporation, have executed this Amendment to the Articles of Incorporation this 20th day of August, 2002.


                                       ___/s/ Wesley Van Dam________
                                              Wesley Van Dam, President

Exhibit 99.1

                                  Certification

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
                               United States Code)


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Midwest Venture Holding, Inc, a Nevada corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

     (1) The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Form 10-QSB fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Dated: December 30, 2002               ___/s/ Shane Jones______
                                              Shane Jones
                                              Chief Executive Officer