Form 10QSB/A
period 2002-09-30
MIDWEST VENTURE HOLDINGS INC
filed 2002-12-31
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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
                    (Exact name of registrant in its charter)


                 (Formerly known as BIO VENTURE HOLDINGS, INC.)
                    ----------------------------------------

        Nevada                                      88-0399260
-------------------------------         ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  350 E. Michigan Avenue
  Suite 410
  Kalamazoo, Michigan                                49007
-------------------------------                 ---------------
(Address of principal executive                     (Zip Code)
offices)


Registrant's telephone number, including area code:  (616) 349-3971
                                                     --------------

This amended 10QSB/A is identical to the 10QSB filed on December 30, 2002 and is being re-filed with the sole purpose to include Exhibit 99.2 - 302 Certification.

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


Item 6.  Exhibits and Reports on Form 8-K

a.   3.1 Amended Articles of Incorporation of June, 2002.
b.   3.2 Amended Articles of Incorporation of August 12, 2002.
c.   3.3 Amended Articles of Incorporation of August 20, 2002.
d.   99.1 Sarbanes-Oxley Act of 2002 Certification
e.   99.2 302 Certification
f. A Current Report on Form 8-K reporting items described under Part 1, Item 2 was filed on June 27, 2002.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Midwest Venture Holdings, Inc.


Date:  December 31, 2002            By:____/s/ Shane Jones_______________
                                               Shane Jones
                                               President/ CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                      Date

Shane Jones                 Chairman & Director             12/31/02




                                       _/s/ Shane Jones______
                                            Shane Jones
                                            Chairman

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

                                       __/s/_Wesley Van Dam_______
                                       Wesley Van Dam, President

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

                                       __/s/_Wesley Van Dam______
                                             Wesley Van Dam, President


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


                                       __/s/_Wesley Van Dam_________
                                             Wesley Van Dam, President

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

Dated:  December 30, 2002              __/s/_Shane Jones________
                                             Shane Jones
                                             Chief Executive Officer

Exhibit 99.2


                                 CERTIFICATIONS

I, Shane Jones, Chief Financial Officer of Midwest Venture Holdings, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Midwest Venture Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002


                                       __/s/ Shane Jones_________________
                                             Shane Jones
                                             Chief Financial Officer