Form 10KSB
period 2002-12-31
INSPIRATION PRODUCTS GROUP INC
filed 2003-04-16
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2002          Commission File No. 0-26569

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________


                        INSPIRATION PRODUCTS GROUP, INC.
                              --------------------
                    (Exact name of registrant in its charter)

               (Formerly known as MIDWEST VENTURE HOLDINGS, INC.)
                ------------------------------------------------



          Nevada                                         88-0399260
--------------------------------             -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


  350 Michigan Avenue, Suite 410
  Kalamazoo, Michigan                                    49007-3800
-------------------------------                       ---------------
(Address of principal executive                          (Zip Code)
offices)


Registrant's telephone number, including area code:  (616) 349-3971


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

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of December 31, 2002: $141,833 (post split).

As of December 31, 2002 the Registrant had 157,593 shares of Common Stock outstanding.

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


Item 1.  Description of Business

(a)      General Business Development
         ----------------------------
         History
         -------

     Inspiration Products Group, Inc., formerly know as Midwest Venture Holdings, Inc. (formerly Saleoutlet.com, Inc., Gatlin Holdings, Inc. and Bio Venture Holdings, Inc.; or the "Company"), was incorporated in Nevada on September 1, 1995. The Company was formed specifically to seek viable businesses or enterprises to acquire but had not located such a candidate. From inception until March 1, 1999, the Company had no operations and conducted no business.

     In March 1999, the then management of the Company successfully negotiated with a small group of individuals who had many years of marketing experience and were poised to introduce an Internet based consumer driven business. As a result, former management resigned and a new Board of Directors and management team was installed. The Company changed its name to Saleoutlet.Com, Inc. and in May 1999 the Company launched its new Internet-based business.

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

     As of February 5, 2001, the Company traded on the NASD OTC:BB under the new symbol of "GTHI."

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

     On May 9, 2002, the registrant received notice from HTTD and its previous shareholders that, pursuant to the Agreement of Share Exchange, HTTD was requesting a rescission of the transaction. Based upon the Agreement, the transaction was rescinded and all shares were returned to the respective parties.

     On June 6, 2002, the Board of Directors recommended to the Shareholders, and the shareholders adopted a resolution reversing the shares issued and outstanding on a one (1) for thirty (30) basis and changing the company name to Bio Venture Holdings, Inc. The Company filed with the Secretary of State of Florida an amendment to its Articles of Incorporation reflecting the recapitalization and name change. The trading symbol for the Company changed to "BVHI".

     On August 14, 2002, the Board of Directors recommended to the Shareholders, and the shareholders adopted a resolution changing the name of the Company to Midwest Venture Holding, Inc. The Company filed with the Secretary of State of Florida an amendment to its Articles of Incorporation reflecting the recapitalization. The trading symbol for the Company changed to "MVHI".


(b)  Business of the Company

     During the Year 2002, the Registrant has not engaged actively in a business or trade. It was the intention of the Registrant to be engaged in the management of restaurants and other similar types of facilities in "college" environments. The Registrant has attempted to acquire assets including real estate, liquor licenses and other incidents to the operation of restaurants. However, because of the present economic condition throughout the Country, it was unable to secure adequate financing to complete these transactions. Therefore, the Registrant has switched its efforts into the "acquisition" mode. During the Year 2002, the Registrant has been developing business relationships with various entities throughout the Country. The Company did enter into various business relationships, but because of conditions not controlled by management, all the relationships entered into were terminated prior to there finalization. It is anticipated that in Fiscal Year 2003 the Company will complete business combinations with various entities throughout the United States (See "Subsequent Events"). The Registrant is actively seeking business combination partners in the healthcare industry, in the bio-tech industry, in the home building industry, and in food service preparation and wholesale distribution. As of December 31, 2002 the Company is not actively engaged in any trade or business. The Company has no employees other than its President, Shane Jones who receives no salary.

Item 2. Properties.

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



Item 4. Submission of Matters to a Vote of Security Holders.

     Two matters were submitted to votes of security holders in the year 2002.

     On June 6, 2002 the shareholders of the Registrant voted to reverse split the total outstanding shares of the company in a one (1) for thirty (30) ratio for shareholders of record as of June 10, 2002 and change the name of the registrant to Bio Venture Holdings, Inc.

     On August 14, 2002 the shareholders of the Registrant voted to change the name of the Company to Midwest Venture Holdings, Inc.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is currently quoted on the NASD Electronic Bulletin Board (OTC: BB) under the trading symbol "ISRP". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter for the year 2002 as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                        HIGH BID                  LOW BID
Fiscal 2002                             --------                  -------

           First Quarter                  1.25                       .57

           Second Quarter                  .57                       .32

           Third Quarter                   .32                       .22

           Fourth Quarter                  .22                       .03
-----------------------------
     The Company presently is authorized to issue 45,000,000 shares of Common Stock and 5,000,000 Preferred Stock, of which 157,593 Common shares were outstanding as of December 31, 2002.

Holders
--------

     There were approximately 96 holders of record of the Company's Common Stock as of December 31, 2002.


Dividends
----------

     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
----------------------

     Year Ended December 31, 2002 Compared to December 31, 2001.

     During the year ended December 31, 2002, the Company did not generate any revenues. The Registrant completed a Regulation D, Rule 506 private placement of convertible debentures to a private investor, which provided operating funds for the year 2001. There were no revenues for the year 2002.

     During the year, the company has been developing potential acquisitions involving various business presently operating in the biotech area, home construction and food services. The Company's future capital requirements will depend on many factors, including the entrance into business combinations with other going business' to increases growth of the Company.

Liquidity and Capital Resources
--------------------------------

     As of December 31, 2002 the Company's cash balance was $0.00, as compared to $963.00 at December 31, 2001. The Company had a negative cash flow for the year ended December 31, 2002.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons


      (a) Identification of Directors and Executive Officers
          --------------------------------------------------

     As of December 31, 2002, the directors and executive officers of the Company, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

           Period Served
Name                                Position
--------                           -----------

Wes VanDam                         President, CEO and Director
January 2001 to 9/28/02*

Shane Jones                        President and Director
9/28/01 to 12/31/02

Steven Burhoe                      Director
January 2001 to 12/31/02*

Richard Feastor                    Director
January 2001 to 12/31/02*

---------------------------------
     * The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. On January 2, 2003, the registrant filed a 14(F)(1) form indicating a change in control, naming new directors (See "Subsequent Events", below).


      (b) Family Relationships
          --------------------

               There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.


Item 10. Executive Compensation

     During the year 2002, no executive compensation was paid.

Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------

     All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act.

     No option grants were approved during the fiscal year 2002.

         Compensation of Directors
         --------------------------
For the year 2002, the Company paid compensation to its directors as follows:

Wes Van Dam -----2,857 shares*

Steve Burhoe-----95 shares*

Shane Jones------12,095 shares*

Jon Newby--------11,429 shares*

Adjusted for reverse two splits.


Item 11. Security Ownership of Certain Beneficial owners and Management

         (a)      Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------

     The following table sets forth as of December 31, 2002 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

  Name and
Address of Benificial        Office            Total Shares     Percent
Owner                                                          Ownership
---------------------------------------------------------------------------

Steve Burhoe                 Director          37,736 shares       23%
4514 Saddleworth Circle
Orlando, Florida  32826

Shane Jones                  Director          11,118 shares        7%
5418 Colony Woode Dr.
Kalamazoo, Michigan  49009

Jon Newby                                      11,488 shares        8%
2120 G. Vankal Ave.
Sattanaw, Michigan  49071

Edward Spade                                   21,428 shares       14%
20 N. Edgemont Avenue
Winter Springs, Florida  32708

------------------------------



     (c)  Changes in Control

     As of December 31, 2002 there was no arrangement which may result in a change of control, except as disclosed in previous SEC filings and this Form 10-KSB.


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

         (b) Reports on Form 8-K
             -------------------

          b(1)Filed April 9, 2002.

          b(2)Filed June 27, 2002.

          b(3)Filed December 30, 2002.

         (c) Exhibits

          (3)(i)(a) Amended Articles of Incorporation

          (3)(i)(b) Amended Articles of Incorporation

          99.1 CEO Certification
          99.2 CFO Certification

                                    --------

Item 14. Subsequent Events.

     The Company in January 2002, entered into an agreement relating to a transaction which resulted in the replacement of the majority of the Board of Directors of the Company. The following is a brief summary of this transaction.

     The Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), which sets forth the terms and conditions of a proposed business combination of the Company and Inspirations Product Group, Inc., a California corporation ("IPG"). Pursuant to the Reorganization Agreement, IPG will exchange one hundred (100%) percent of its issued and outstanding shares for twenty five million (25,000,000) shares of the Company, with the Company as the surviving corporation. IPG will, as a result, become a wholly-owned subsidiary of the Company. It is currently anticipated that the consummation of the Reorganization will occur ten (10) days after the date this Information Statement is first mailed to the Company's stockholders.

     IPG was formed as a California corporation to manage the commercialization of a private library owned by the Vatican. For the first time in history, the Vatican has authorized a third-party organization to showcase, exhibit, and make available for limited commercial use, the contents of the Biblioteca Apostolica Vaticana ("BAV"), a private library of the Popes founded in 1451. The library is physically comparable to six football fields in volume and holds one of the great collections of art, manuscripts, sculpture, and historical documents that exist in the Western world. Inspirations Product Group is the approved worldwide representative of the organizations that holds the rights for the Vatican Library, Vatican Treasury and Vatican Observatory. The Company has been formed specifically to fully exploit these commercial opportunities on a global basis. Inspirations Product Group has entered into a business agreement with the Vatican's exclusive third-party licensing representative that calls for the Company to exclusively develop various Vatican "at retail" programs worldwide. A multi-platform business plan has been developed to maximize the potential of the Company's exclusively licensed Vatican rights. This plan includes business development in the following areas: the Vatican Library Collection Church Kiosk Program; Vatican Product Displays in U.S. Shrines; Church & Shrine Program Product Fulfillment and the Direct Marketing of Targeted Vatican Branded Products.

                    PRESENT DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth as of April 14, 2003 the current officers and directors of the Registrant. the Reorganization Agreement (the "Director Nominees").


--------------------------------------------------------------------------------


Name                        Number of Shares            Percent
----                        ----------------            -------
Jon P. Taffer
Board Member                   14,500,000                 57%


Chip Corporation (1)            8,750,000                 34%


-----------------------------------------------------------------------------


All executive officers and     23,250,000                  91%
directors of the Company as
a group (two persons)


(1) Jeppe L. Hansen is the CEO of Chip Corporation. No officer or director or controlling person of Chip Corporation is affiliated with the registrant.

                    PRESENT DIRECTORS, AND EXECUTIVE OFFICERS

Jon P. Taffer:

     Mr. Taffer, the Company's CEO, has enjoyed a twenty-six year career owning various businesses with a focus on high-volume restaurants, nightclubs, hotels, sports arenas, live entertainment venues, retail and other hospitality properties. He has won his industry's "Operator of the Year" award twice (1995 &
1997) and an illustrious "Property of the Year" award. Mr. Taffer is the only recipient of a lifetime achievement award from his peers in 1999 entitled the, "Visionary Leadership Award".

     In addition to his hospitality career, Mr. Taffer has participated in the successful development of numerous other businesses including the launch of a satellite pay-per-view movie service, a publishing company and resort development. Mr. Taffer is known as the inventor of the NFL's Sunday Ticket pay programming package. Because of his important work in Sunday Ticket's design, marketing, distribution and sales programs, he was nominated to the Board of NFL Enterprises where he served for three years. Mr. Taffer currently serves on seven Boards (one not-for-profit).

     Mr. Taffer has been a business consultant for over 15 years and has provided sustained, long-term, multi-unit and corporate consulting to Hyatt Hotels, The Marriott Corporation, Sheraton Hotels Worldwide, Prudential Asset Management, HFC Commercial Asset Management Services, Holiday Inns Worldwide, The Belz Group and many others.

     Mr. Taffer has participated in several marketing and branding committees for Hyatt Hotels, Hyatt International and The Marriott Corporation. His brand building experiences will be of great value to the Company.

Mr. Donald Bredberg:

     Donald Bredberg is the CEO of Adventure Studios Inc., a Burbank based studio that provides concept development, design, project management, media development, entertainment content distribution and other services to the out-of-home entertainment industry. Adventure Studios clients include Universal Studios, CityWalk Osaka, NASCAR, The Rouse Company and others. Mr. Bredberg, prior to founding Adventure Studios, was the Senior Vice President of Recreation for Universal Studios managing their international entertainment real estate portfolio. He also was deeply involved and managed Universal Studios' Asian merchandise and product development program.


     Prior to Universal Studios, Mr. Bredberg was the U.S. asset manager for the Sheik of Saudi Arabia. In that position, Mr. Bredberg managed the Sheik's U.S. holding company that included several Ritz Carlton Hotels, Shopping Centers and other assets.

Mr. Bredberg brings important experiences to the Company including extensive asset and financial management and product development experience. Mr. Bredberg will not be involved in the day to day operating of the Company. He will be working with Mr. Taffer with a focus on the ongoing development and evaluation of the Company's business strategies and financial planning.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Inspiration Products Group, Inc.


Date:  April 15, 2003                   By: /s/  Jon P. Taffer
                                           -----------------------
                                                 Jon P. Taffer
                                                 President/ CEO