Form 10QSB
period 2003-03-31
INSPIRATION PRODUCTS GROUP INC
filed 2003-05-20
CIK 1085819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarter ended March 31, 2003
                                         --------------

                       Commission File No. 0-26569
                                          --------

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from______to_________


                      INSPIRATION PRODUCTS GROUP, INC.
                 -----------------------------------------
                 (Exact name of registrant in its charter)


              (Formerly known as MIDWEST VENTURE HOLDINGS, INC.)
              --------------------------------------------------

        Nevada                                      88-0399260
-------------------------------         ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



1888 Century Park East, Suite 2010   		   Los Angeles, Ca.
----------------------------------------           -------------------
(Address of principal executive offices)           (City and Zip Code)


Registrant's telephone number, including area code:  (310) 286-6555
                                                     --------------




         Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                                  No [ ]



         As of March 31, 2003, 3,434,073 shares of the issuer's common stock, par value $.001 per share, were outstanding.

        Transitional Small Business Disclosure Format (check one):

         Yes [ ]                                  No [X]

Part I. Financial Information

                      INSPIRATION PRODUCTS GROUP, Inc.
                       (A DEVELOPMENT STAGE COMPANY)

                        INTERIM FINANCIAL STATEMENTS
                                  (US FUNDS)
                                  (UNAUDITED)
                                 MARCH 31, 2003

               INSPIRATION PRODUCTS GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                              Balance Sheet

                              March 31, 2003

              Assets
              ------

   Total assets                                                 $    -
                                                                ===========


Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                        $    32,092
   Due to shareholder
   Convertible note payable                                         100,000
                                                                -----------
          Total current liabilities                                 132,092
                                                                -----------

Stockholders' deficit:
   Common stock - $.001 par value; 45,000,000 shares
     authorized; 4,157,293 shares issued and outstanding              4,157
   Preferred stock - $.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                     -
   Additional paid-in capital                                     5,147,677
   Deficit accumulated during the development stage              (5,283,926)
                                                                -----------
          Total stockholders' deficit                              (132,092)
                                                                -----------

          Total liabilities and stockholders' deficit           $     -
                                                                ===========





See accompanying notes to financial statements.

               INSPIRATION PRODUCTS GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                           Statements of Operations



                                                                                     Cumulative from
                                                                                     the period from
                                                 Three months      Three months         March 2000
                                                    ended             ended         (inception) through
                                                March 31, 2003    March 31, 2002      March 31, 2003
                                                --------------    --------------    -------------------

Expenses:
  Marketing and public relations                $        -                 -                   (109,884)
  General and administrative                         (120,000)         (458,273)             (5,340,553)
                                                -------------     -------------          --------------
    Loss from operations before other income         (120,000)         (458,273)             (5,450,437)
                                                -------------     -------------          --------------

Gain from extinguishment of debt                       208,081             -                    208,081
Interest income                                          -                 -                        123
Interest expense                                       (2,000)           (2,000)                (41,693)
                                                -------------     -------------          --------------

Net income (loss)                                      86,081          (460,273)             (5,283,926)
                                                =============     =============          ==============
Net income (loss) per common share
  - basic and diluted                           $        0.03           (140.58)
                                                =============     =============

Weighted average common shares outstanding          2,557,593             3,274
                                                =============     =============





See accompanying notes to financial statements.

               INSPIRATION PRODUCTS GROUP, INC. AND SUBSIDIARIES


                                                                                                 Cumulative from
                                                                                                 the period from
                                                            Three months       Three months         March 2000
                                                                ended             ended         (inception) through
                                                            March 31, 2003    March 31, 2002       March 31, 2003
                                                            --------------    --------------    -------------------

Cash flows from operating activities:
  Net income (loss)                                         $       86,081          (460,273)            (5,283,926)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Stock issued for services                                    120,000           443,840              4,497,900
      Stock issue in settlement of litigation                                                               283,840
      Write down of fixed assets                                                                              5,900
      Forfeiture of deposits                                                                                 43,935
      Gain from extinguishment of debt                            (208,081)             -                  (208,081)
      Increase (decrease) in cash caused by changes in:
        Deposit                                                       -                 -                   (43,935)
        Accounts payable and accrued expenses                        2,000            12,000                167,902
                                                            --------------    --------------         --------------
          Net cash used in operating activities                       -               (4,433)              (536,465)
                                                            --------------    --------------         --------------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                      -                 -                    (5,900)
                                                            --------------    --------------         --------------
          Net cash used in investing activities                       -                 -                    (5,900)
                                                            --------------    --------------         --------------

Cash flows from financing activities:
  Proceeds from the issuance of note payable                                         100,000
  Proceeds from loan from shareholder                                                  4,000                 28,209
  Proceeds from sale of stock                                         -                 -                   414,156
                                                            --------------    --------------         --------------
          Net cash provided by financing activities                   -                4,000                542,365
                                                            --------------    --------------         --------------

Net decrease in cash                                                  -                 (433)                  -

Cash at beginning of period                                                              963                   -
                                                            --------------    --------------         --------------
Cash at end of period                                       $         -                  530                   -
                                                            ==============    ==============         ==============




See accompanying notes to financial statements.

          INSPIRATION PRODUCTS GROUP, INC. AND SUBSIDIARIES
                   (A Development Stage Company)


                   Notes to Financial Statements

                         March 31, 2003


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

On January 17, 2001, Saleoutlet acquired all of the outstanding common stock of Gatlin Holdings, Inc. ("Gatlin"). For accounting purposes, the acquisition has been treated as acquisition of Saleoutlet by Gatlin and as a recapitalization ("Reverse Acquisition") of Gatlin. The historical financial statements prior to January 17, 2001 are those of Gatlin. As part of the merger agreement, Saleoutlet changed its name to Gatlin Holdings, Inc. On June 12, 2002, the Company changed its name to Bio Venture Holdings, Inc. changed it again to Midwest Venture Holdings, Inc. on August 12, 2002, and then changed it again to Inspiration Products Group, Inc. in January 2003. The Company is in the business of acquiring and developing property and entrepreneurial companies. The Company has not yet earned revenue related to its intended operations.


(2)  Significant Accounting Policies

(a)  Basic Loss per Common Share

     Basic loss per share is based on the weighted average number of common shares outstanding during each period. In computing dilutive earnings per share, notes payable convertible into common stock were excluded because their effects were antidilutive. The 2002 weighted average common shares outstanding have been adjusted for reverse stock splits that took effect during 2002.


(b)  Use of Estimates

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

(c)  Consolidation

     The consolidated financial statements include the accounts of Inspiration Products Group, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On December 23, 2002, the Company entered into an agreement where the Company is to repay the note balance of $100,000 and also issue 300,000 shares of common stock to the holder of the note as payment for the default on the note. The 300,000 shares of common stock were valued at the share price on December 23, 2002. The
default fee payable totaling $9,000       has been included in
accounts payable and accrued expenses in accompanying consolidated balance sheet. The payment and issuance of stock have been amended to be due on June 1, 2003.

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

(6)  Gain on Extinguishment of Debt

Effective March 31, 2003, management wrote off accounts payable, accrued expenses and amounts due to shareholders totaling $208,081 based on the expiration of the statues for the collection of passed debts and management's understanding that these liabilities will not be repaid.

(7)  Litigation

The Company is also party to legal matters arising in the ordinary course of its business. While the results of the above-mentioned claims or these other matters cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company's financial condition.

(8)  Common Stock Issued for Services

During 2003, the shares of common stock issued to officers, directors, and outside professionals were valued at the estimated value of the services performed.

(9)  Share Exchange

In January 2003, the Company entered into a share exchange agreement with Inspiration Product Group, Inc. (IPG) whereby Midwest Venture Holdings, Inc issued 25,000,000 shares of common stock in exchange for all of the outstanding stock of IPG. IPG had no previous operations. In connection with this share exchange, in January 2003, the Company changed its name to Inspiration Product Group, Inc., as discussed in Note 1. IPG terminated the agreement with the Company and returned the shares issued. The share issuance was never recorded.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

     Quarter Ended March 31, 2003 Compared to March 31, 2002.

     During the quarter ended March 31, 2003, the Company did not generate any revenues. The registrant did enter into business combinations with Inspiration Products Group, Inc. in this calendar year. However, to date, this business venture has not been successful. All agreement with the respective company has been terminated. (See "Subsequent Event"). Management cannot give any assurance, however, that it will be successful in finding a business target for a possible merger.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 2003 the Company's cash balance was $0.00, as compared to 63.00 at March 31, 2002. The Company had a negative cash flow for the year ended December 31, 2002.

Impact of Inflation
-------------------

     Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Description of Business
-----------------------

(a)  General Business Development

     History
     -------

     Inspiration Products Group, Inc, formerly know as Midwest Venture Holdings, Inc., was incorporated in Nevada on September 1, 1995. The Company was formed specifically to seek viable businesses or enterprises to acquire but had not located such a candidate. From inception until March 1, 1999, the Company had no operations and conducted no business.

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

	On January 10, 2003, the registrant completed a name change from Midwest Venture Holdings, Inc. to Inspiration Products Group, Inc. An 8-K was filed with the SEC on February 7, 2003 reflecting the changes. The registrant adopts this 8-K filing into this report.


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

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days of the filing of this report, the Principal Executive and Financial Officer of the Company has evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and has determined that such controls and procedures are adequate and effective. Since the date of the evaluations, there have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.


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


LIQUIDITY AND CAPITAL RESOURCES

Inspiration Products Group, Inc. is subject to those general risks associated with development stage companies. As shown in the Company's financial statements, Midwest Venture Holdings, Inc. has not yet earned revenue related to its intended operations. Further, Midwest Venture Holdings, Inc.'s business concept and business model is evolving and accordingly, Midwest Venture Holdings, Inc.'s liability may be uncertain. For the Company to meet its additional long-term cash requirements, it will have to begin operations and begin generating cash flow in the third and fourth quarters of 2002. Additionally, the Company may have to seek additional financing, either debt or equity. The success of the Company, in either beginning operations, or in securing additional financing, depends on various market conditions or other manners not in direct control of the Company. The inability to secure additional financing, or begin operations as anticipated, may result in the ability of the Company to successfully carry-out its business plan and objective.

                        PART II. Other Information

Item 1. Legal Proceedings

     Inspiration Products Group,Inc. was not involved in litigation with any third party during the first quarter of 2003.


Item 2. Change in Securities and Use of Proceeds

     NONE


Item 3. Defaults upon Senior Securities

     During 2001, the registrant issued a 5-year, $100,000, 8% convertible note, due November 30, 2006. The company is presently in default as to certain terms and conditions of the convertible note. The company and the holder of the note have reached a settlement, however, regarding the repayment of the obligation.


Item 4.  Submissions of Matters to a Vote of Security Holders

     See Subsequent Events, below.


Item 5.  Other Information

     Subsequent Events:

     SUBSEQUENT EVENTS. On January 10, 2003 the company had a change of control in its shareholders. Additionally, the company changed its name to Inspiration Products Group, Inc. The registrant's new address and phone numbers is: 1888 Century Park East, Suite 2010,Los Angeles, Ca. (310) 286-6555

     The registrant adopts the 8-K filing of February 2, 2003 as part of this Section. The Registrant's new symbol is "ISRP".


Item 6.  Exhibits and Reports on Form 8-K

a.   99.1 Sarbanes-Oxley Act of 2002 Certification

b.   99.2 302 Certification

c. A Current Report on Form 8-K reporting items described herein was filed on February 7, 2003 in incorporated, herein.


                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Inspiration Products Group, Inc.


Date:  May 20, 2003            By:  /s/Arturo Campbell
                                  ---------------------------------
                                  Arturo Campbell, President/CEO


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                         Title                      Date

Arturo Campbell                 Chairman & Director      May 20, 2003




/s/Arturo Campbell
------------------------------
Arturo Campbell
Chairman