Form 10QSB
period 2003-06-30
MB TECH INC
filed 2003-08-20
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________


                        COMMISSION FILE NUMBER: 000-32725

                                  MB TECH, INC.
                      (fka Inspiration Products Group, Inc.)
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                  88-9399260
              ------                                  ----------
      (State or jurisdiction                      (I.R.S. Employer
       of incorporation                          Identification No.)


           11300 West Olympic Blvd., Suite 800, Los Angeles, CA 90064
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (310) 477-5742

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 18, 2003 - 27,898,806 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [X ]   No [ ]

                                  MB TECH, INC.

                                      Index


                                                                     Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

              Pro-forma Consolidated Balance Sheet                        3

              Pro-forma Consolidated Statement of Deficit                 4

              Pro-forma Consolidated Statement of Operations              5

              Notes to Pro-forma Consolidated Financial Statements       6-7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

Item 3.      Controls and Procedures                                      9

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings                                            9

Item 2.      Change in Securities and Use of Proceeds                     9

Item 3       Defaults Upon Senior Securities                              9

Item 4.      Submission of Matters to a Vote of Security Holders          9

Item 5.      Other Information                                            9

Item 6.      Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                               11

MB TECH, INC.
Pro-forma Consolidated Balance Sheet
June 30, 2003
Unaudited

                                     INSPIRATION  MB TECH INC.
                                       PRODUCTS    (KOREA)                  MB TECH INC.
                                     GROUP, INC.                  (US)         (US)            (US)
                                       JUNE 30,    JUNE 30,    PRO-FORMA    PRO-FORMA        DEC 31,
                                        2003        2003      ADJUSTMENTS  JUNE 30, 2003      2002
                                     -----------------------------------------------------------------
ASSETS
CURRENT
  Cash                               $         - $   122,791  $       -    $      122,791  $       640
  Term deposit                                 -       5,880          -            5,880         2,430
  Inventories                                  -           -          -            -            26,573
                                     -----------------------------------------------------------------
                                               -     128,671          -          128,671        29,643

EQUIPMENT                                      -     114,566          -          114,566       167,467
OTHER ASSETS                                   -      55,728          -           55,728        49,403
                                     -----------------------------------------------------------------
                                     $         - $   298,965  $       -    $     298,965   $   246,513
                                     -----------------------------------------------------------------
------------------------------------------------------------------------------------------------------
LIABILITIES
CURRENT
  Bank Loan                          $         - $   109,200  $       -    $     109,200   $   105,300
  Accounts payable                        32,092     350,541          -          382,633       587,439
  Loans payable c- current portion             -      14,680          -           14,680        14,680
  Loans from shareholders & directors          -      66,881          -           66,881        66,099
  Note payable100,000                                      -          -          100,000       100,000
                                     -----------------------------------------------------------------
                                         132,092     541,302          -          673,394       873,518
LOANS PAYABLE                                  -       4,915          -            4,915        12,255
                                     -----------------------------------------------------------------
                                         132,092     546,217          -          678,309       885,773
                                     -----------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY
  CAPITAL STOCK                            5,649     565,500       (5,649)       565,500       585,000
  PAID IN CAPITAL                      5,147,677     787,107   (5,279,769)       655,015        45,765
  ACCUMULATED OTHER COMPREHENSIVE
    LOSS                                       -     (5,646)          -           (5,646)      (18,357)
  ACCUMULATED DEFICIT                (5,285,418) (1,594,213)    5,285,418     (1,594,213)   (1,251,668)
                                     -----------------------------------------------------------------
                                       (132,092)   (247,252)          -        ( 379,344)     (639,260)
                                     -----------------------------------------------------------------
                                     $         - $   298,965  $       -    $     298,965   $   246,513
                                     -----------------------------------------------------------------

APPROVED ON BEHALF OF THE BOARD
              Director                                Director
        ---------------------                      -------------------

MB TECH, INC.
Pro-Forma Consolidated Statement of Deficit
Six Months Ended June 30, 2003 Unaudited

                             INSPIRATION   MB TECH INC.
                              PRODUCTS      (KOREA)                   MB TECH INC.
                             GROUP, INC.                                  (US)           (US)
                               JUNE 30,    PRO-FORMA     PRO-FORMA     PRO-FORMA        DEC 31
                                 2003        2003       ADJUSTMENTS   JUNE 30, 2003      2002
                             --------------------------------------------------------------------
Accumulated Deficit -
  beginning of period        $(5,370,007)  $(1,251,668) $ 5,370,007   $(1,251,668)   $  (619,142)

    Net Income (Loss)             84,589      (342,545)     (84,589)     (342,545)      (632,526)
                             --------------------------------------------------------------------

Accumulated Deficit -
  end of period              $(5,285,418)  $(1,594,213) $ 5,285,418   $(1,594,213)   $(1,251,668)
                             --------------------------------------------------------------------

MB TECH, INC.
Pro-Forma Consolidated Statement of Operations
Six Months Ended June 30, 2003 Unaudited

                             INSPIRATION   MB TECH INC.
                              PRODUCTS      (KOREA)                   MB TECH INC.
                             GROUP, INC.                                  (US)           (US)
                               JUNE 30,    PRO-FORMA     PRO-FORMA     PRO-FORMA        DEC 31
                                 2003        2003       ADJUSTMENTS   JUNE 30, 2003      2002
-------------------------------------------------------------------------------------------------
SALES                        $    -            -        $   -         $   -          $ 1,360,295

COST OF SALES                     -            -            -                  -       1,100,323
-------------------------------------------------------------------------------------------------
GROSS PROFIT                      -            -            -                  -         259,972
-------------------------------------------------------------------------------------------------
EXPENSES
  Salaries                        -             79,509      -             79,509         183,229
  Research and development        -             61,248      -             61,248         188,096
  Depreciation                    -             42,822      -             42,822         118,977
  Consulting fees                  1,492        40,089       (1,492)      40,089          -
  Export expenses                 -             27,528      -             27,528          26,865
  Travel                          -             22,928      -             22,928          48,545
  Rent                            -             13,473      -             13,473          31,861
  Fees and charges                -             12,140      -             12,140          17,463
  Entertainment                   -              9,287      -              9,287          70,123
  Employee benefits               -              6,355      -              6,355          36,231
  Office & General               120,000         5,605     (120,000)       5,605          14,527
  Taxes and dues                  -              5,141      -              5,141           6,438
  Amortization of intangible
   assets                         -              4,698      -              4,698           1,200
  Communications                  -              3,817      -              3,817           9,526
  Car maintenance                 -              2,889      -              2,889           8,199
  Supplies                        -              1,008      -              1,008           3,510
  Other                           -                690      -                690           5,149
  Repairs and maintenance         -                676      -                676           3,838
  Insurance                       -                539      -                539           3,933
  Realized foreign exchange
   gain (loss)                    -               (520)     -              (520)         106,585
  Utilities                       -                  -      -                  -             437
-------------------------------------------------------------------------------------------------
                                 121,492       339,922     (121,492)     339,922         884,732
-------------------------------------------------------------------------------------------------
OPERATING LOSS                  (121,492)     (339,922)     121,492     (339,922)       (624,760)
-------------------------------------------------------------------------------------------------
OTHER INCOME
  Extinguishments of debts       208,081             -     (208,081)      -               -
  Interest income                 -                 11      -                 11             154
  Other                           -              2,383      -              2,383          -
-------------------------------------------------------------------------------------------------
                                 208,081         2,394     (208,081)       2,394             154
-------------------------------------------------------------------------------------------------
OTHER EXPENSES
  Interest expense                 2,000         5,017       (2,000)       5,017           5,486
  Other                                -             -      -              -               2,434
-------------------------------------------------------------------------------------------------
                                   2,000         5,017       (2,000)       5,017           7,920
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)            $    84,589    $ (342,545) $   (84,589)  $ (342,545)$      (632,526)
-------------------------------------------------------------------------------------------------

MB TECH, INC.
Notes to Pro-Forma Consolidated Financial Statements
June 30, 2003

1. BASIS OF PRESENTATION:

     These unaudited pro-forma consolidated financial statements have been prepared to give effect to the following:

     a) The reverse takeover at May 18, 2003 whereby Inspiration Products Group, Inc. ("ISRP"), (the legal parent), issued 22,000,000 common shares in return for all outstanding common shares of MB Tech Inc. ("MB Tech") a Korean company (the acquirer for accounting purposes). As a result of this transaction, the former shareholders of M-B Tech received approximately 80% ownership of ISRP. After the transaction ISRP has 27,648,806 common shares issued and outstanding.

     b) MB Tech maintains its books and records in Korean won. Balance sheet monetary accounts are translated using closing exchange rates in effect at the balance sheet date and nonmonetary items are translated at their historical value. Income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Korean won could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income (loss) in stockholders' equity.

     c) Subsequent to the reverse takeover ISRP changed its name to MB Tech Inc. For the purposes of these statements, the legal parent is denoted as "U.S." and the accounting parent is denoted as "Korean" so as to differentiate between the companies having the same name.

     The pro-forma consolidated financial statements are based on the balance sheets of the following:

     a)   ISRP as at June 30, 2003 (unaudited) and December 31, 2002 (audited).

     b)   MB Tech as at June  30,  2003  (unaudited)  and  December  31,  2002
          (audited).

     The pro-forma consolidated financial statements include the statement of earnings for the following:

     a) ISRP for the six months ended June 30, 2003 (unaudited) and the year ended December 31, 2002 (audited).

     b) MB Tech for the six months ended June 30, 2003 (unaudited) and for the year ended December 31, 2002 (audited).

     The pro-forma consolidated balance sheet as at June 30, 2003 and December 31, 2002 gives effect to the transactions as at May 18, 2003 and the pro-forma statement of earnings for the six months ended June 30, 2003 and year ended December 31, 2002 gives effect to the transactions as if they had taken place at the beginning of each period.

MB TECH, INC.
Notes to Pro-Forma Consolidated Financial Statements
June 30, 2003


1. BASIS OF PRESENTATION (CONT'D)

     The pro-forma consolidated financial statements are not necessarily indicative of the actual results that would have occurred had the proposed transactions occurred on the dates indicated and not necessarily indicative of future earnings or financial position.


2. PRO-FORMA ADJUSTMENTS:

     1) To record the consolidation of ISRP with M-B Tech including:


     a)   The   merger   of  ISRP  and  MB Tech  was   accounted   for  as  the
          recapitalization of MB Tech, with the net assets of MB Tech brought forward at their historical basis.

     b) To eliminate the pre-acquisition shareholders' equity of the ISRP at December 31, 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)  Recent Events

     1) On May 13, 2003, in accordance with a Share Exchange Agreement dated May 8, 2003, the Company entered into a reverse-takeover transaction with MB Tech, Inc. ("MBT"), a South Korean company, the Company issued 22,000,000 shares of its common stock in exchange for all the outstanding shares of MBT. As a result of the transaction, the shareholders of MBT control 84% of the Company's common stock.
          While the Company is the legal parent, MBT, as a result of the reverse-takeover, became the parent company for accounting purposes.

     2) As a result of the transaction, the Company changed its name to MB Tech, Inc.

     3) As a result of the transaction, current management resigned and has been replaced by new management and board of directors, as reported in a Current Report on Form 8-K, filed June 3, 2003, and incorporated herein by reference.

     4) On April 11, 2003, the Company signed a one year contract with a Korean customer. The total value of this contract is $938,000. The Company began filling orders on this contract in June 2003.

     5) On June 13, 2003, the Company signed a one year contract with a Japanese customer. The total value of this contract is $600,000, however, it is renewable at the end of the contract for another one-year term. The Company began filling orders on this contract in July 2003.

(b) Plan of Operation.

The Company is a global manufacturer and distributor of satellite components. The primary product of the Company is Low-Noise Blockdown converters ("LNB") which are the essential element enabling DBS satellites to receive and convert satellite transmission signals. The Registrant currently serves the satellite television market and is in the process of expanding to serve the satellite radio and military hardware sectors. The Registrant manufactures several proprietary LNB solutions that differentiate it from its competitors. The Registrant's product line includes a dual-horn LNB which allows multiple set-top boxes to be connected to a single satellite dish enabling viewing of multiple channels simultaneously on different television monitors, and a tri-horn LNB which provides the ability to download signals from multiple satellites over a single dish.

The Company is continuing to build its management team and strong advisory board. Further the Company is seeking to acquire telecommunications equipment makers in the United States and Europe.

Forward-Looking Statements

The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Registrant, neither the Registrant nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

ITEM 2.CHANGES IN SECURITIES

The Registrant issued twenty two million (22,000,000) shares of its common stock for one hundred percent (100%) of the shares of MB-Tech, Inc., a South Korean corporation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

	Registrant filed a current report on Form 8-K on June 3, 2003 to report under Item 2 the completion of a share exchange with MB-Tech, Inc., a Korean corporation ("MBT") whereby the Registrant issued 22,000,000 shares of its common stock to the shareholders of MBT to acquire 100% of MBT; under Item 5, the terms and conditions of the share exchange and change of name to MB Tech, Inc.; under Item 6, the resignation of Registrant's current directors and appointment of new directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  M B TECH, INC
                                   Registrant

                              By /s/ Bae, Han Wook
                                 -----------------
                                 Bae, Han Wook, President

                              By: /s/ Sangeon Park
                                  ----------------
                                  Sangeon Park, Chief Financial Officer


Dated:    August 19, 2003