Form 10QSB
period 2003-09-30
MB TECH INC
filed 2003-11-19
CIK 1085819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

COMMISSION FILE NUMBER: 000-32725

MB TECH, INC.

(fka Inspiration Products Group, Inc.)

________________________________________

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-9399260 (I.R.S. Employer Identification No.)

11300 West Olympic Blvd., Suite 800, Los Angeles, CA 90064

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (310) 477-5742

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2003 - 27,898,806 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [X ]   No [ ]

MB TECH, INC.

Index

Page

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet

3

Consolidated Statement of Deficit

4

Consolidated Statement of Operations

5-6

Consolidated Statement of Changes in Stockholders' Equity

7

Schedule of Expenses

8-9

Consolidated Statement of Cash Flows

10

Notes to Consolidated Financial Statements

11-14

Item 2.      Management's Discussion and Analysis of

                    Financial Condition and Results of Operations

15

Item 3.      Controls and Procedures

16

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

17

Item 2.      Change in Securities and Use of Proceeds

17

Item 3       Defaults Upon Senior Securities

17

Item 4.      Submission of Matters to a Vote of Security Holders

17

Item 5.      Other Information

17

Item 6.      Exhibits and Reports on Form 8-K

18

                          Certifications

SIGNATURES

19

Part I.  Financial Information

Item 1. Financial Statements

MB TECH INC.

Balance Sheet

September 30, 2003 and 2002

2003

2002

ASSETS

Current

Cash

$

3,108

$

60,409

Term deposit

8,700

-

Accounts receivable

27,334

111,969

Prepaid and sundry assets

302,991

13,138

__________________________

342,133

185,516

Equipment

90,236

187,615

Other Assets

17,411

38,592

_______________________

$

449,780

$

411,723

======================

LIABILITIES

Current

Bank loan

$

109,200

$

32,000

Accounts payable

421,181

702,417

Loans payable - current portion

14,680

14,680

Loans from shareholders and directors

88,961

-

Notes payable

100,000

100,000

__________________________

734,022

849,097

Loans Payable

1,245

15,925

__________________________

735,267

865,022

_________________________

STOCKHOLDERS' DEFICIENCY

Capital Stock (note 3)

$

27,899

$

28,408

Paid in Capital

1,567,616

609,925

Accumulated Other Comprehensive Loss

6,458

12,836

Accumulated Deficit

(1,887,460)

(1,104,468)

__________________________

(285,487)

(453,299)

_________________________

$

449,780

$

411,723

======================

APPROVED ON BEHALF OF THE BOARD

_______________________________________

_____________________________________

Director

Director

See accompanying notes.

MB TECH INC.

Consolidated Statement of Deficit

Nine Months Ended September 30, 2003 and 2002

2003

2002

Deficit - beginning of period

$

(1,251,668)

$

(619,142)

Net loss

(635,792)

(485,326)

_________________________

Deficit - end of period

$

(1,887,460)

$

(1,104,468)

======================

See accompanying notes.

MB TECH INC.

Consolidated Statement of Operations

Nine Months Ended September 30, 2003 and 2002

2003

2002

Sales

$

44,016

$

1,343,502

Cost of Sales

19,198

1,106,377

_________________________

Gross Profit

24,818

237,125

Expenses (page 8)

657,090

714,491

_________________________

Operating Loss

(632,272)

(477,366)

_________________________

Other Income

Interest income

13

133

_________________________

Non-operating Expenses

Interest expense

5,762

3,651

Other

(2,229)

4,442

_________________________

3,533

8,093

_________________________

Net Loss

$

(635,792)

$

(485,326)

======================

Loss Per Share

$

(0.02)

$

(0.02)

======================

Weighted Average Number of Shares

28,181,373

27,901,680

======================

See accompanying notes.

MB TECH INC.

Consolidated Statement of Operations

Three Months Ended September 30, 2003 and 2002

2003

2002

Sales

$

44,016

$

-

Cost of Sales

19,198

-

_________________________

Gross Profit

24,818

-

Expenses (page 9)

317,168

271,988

_________________________

Operating Loss

(292,350)

(271,988)

_________________________

Other Income

Interest income

2

11

_________________________

Non-operating Expenses

Interest expense

745

1,869

Other

154

86

_________________________

899

1,955

_________________________

Net Loss

$

(293,247)

$

(273,932)

======================

Loss Per Share

$

(0.01)

$

(0.01)

======================

Weighted Average Number of Shares

27,898,806

28,407,427

======================

See accompanying notes.

MB TECH INC.

Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2003 and 2002

Paid in

Accumulated

Capital in

Other

Total

Number of

Common

excess of

Comprehensive

Accumulated

Stockholders'

Shares

Stock

par Value

Income (Loss)

Deficit

Equity

______________________________________________________________________

Balance, January 1, 2002

23,855,703

$

23,856

$

265,519

$

(13)

$

(619,142)

$

(329,780)

Net loss

-

-

-

-

(485,326)

(485,326)

Shares issued for cash

4,551,724

4,552

346,448

-

-

351,000

Share issuance costs

-

-

(2,042)

-

-

(2,042)

Financial statement

   translation

-

-

-

12,849

-

12,849

____________________________________________________________________

Balance, September 30, 2002

28,407,427

$

28,408

$

609,925

$

12,836

$

(1,104,468)

$

(453,299)

=============================================================

Balance, January 1, 2003

28,407,427

$

28,408

$

808,438

$

(18,357)

$

(1,251,668)

     $

(433,179)

-

Net loss

-

-

-

-

(635,792)

(635,792)

Capital reduction

(15,931,035)

(15,931)

15,931

-

-

-

Shares issued for cash

15,172,414

15,172

374,828

-

-

390,000

Shares issued for services

250,000

250

374,750

-

-

375,000

Share issuance costs

-

-

(6,331)

-

-

(6,331)

Financial statement

    translation

-

-

-

24,815

-

24,815

______________________________________________________________________

Balance, September 30, 2003

27,898,806

$

27,899

$

1,567,616

$

6,458

$

(1,887,460)

$

(285,487)

===============================================================

See accompanying notes.

MB TECH INC.

Schedule of Expenses

Nine Months Ended September 30, 2003 and 2002

2003

2002

Expenses

Consulting

$

206,006

$

-

Research and development

130,770

125,227

Salaries

113,282

141,511

Depreciation

75,034

115,909

Travel

43,287

35,590

Fees and charges

19,476

11,593

Rent

17,013

23,643

Employee benefits

11,332

28,505

Entertainment

10,577

55,264

Taxes and dues

6,450

5,686

Office and general

6,355

10,747

Car maintenance

5,146

6,219

Communications

4,944

8,018

Other

2,934

4,198

Books and printing

2,755

-

Insurance

1,305

3,119

Repairs and maintenance

685

3,720

Utilities

265

432

Export expenses

-

26,534

Supplies

-

3,306

Realized foreign exchange loss

(526)

105,270

_________________________

$

657,090

$

714,491

======================

See accompanying notes.

MB TECH INC.

Schedule of Expenses

Three Months Ended September 30, 2003 and 2002

2003

2002

Expenses

Consulting

$

165,917

$

-

Research and development

41,994

8,021

Salaries

33,773

62,538

Depreciation

27,514

42,512

Travel

20,359

8,061

Fees and charges

7,336

2,003

Employee benefits

4,977

6,778

Rent

3,540

7,848

Car maintenance

2,257

2,199

Other

2,244

2,601

Books and printing

1,747

-

Taxes and dues

1,309

4,561

Entertainment

1,290

17,269

Communications

1,127

2,664

Insurance

766

1,474

Office & General

750

3,600

Utilities

265

-

Repairs and maintenance

9

400

Export expenses

-

(1,953)

Supplies

-

824

Realized foreign exchange loss

(6)

100,588

_________________________

$

317,168

$

271,988

======================

See accompanying notes.

MB TECH INC.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2003 and 2002

2003

2002

Cash Flows from Operating Activities

Net loss

$

(635,792)

$

(485,326)

Adjustments required to reconcile net loss to net cash used in operating activities:

Depreciation

75,034

115,909

Foreign currency translation

24,815

12,849

Gain on disposition of equipment

(2,609)

-

Accounts receivable

(27,334)

(34,392)

Inventories

26,573

517,006

Prepaid and sundry assets

(302,991)

23,260

Other assets

31,992

16,657

Accounts payable

(166,258)

(85,413)

_________________________

(976,570)

80,550

_________________________

Cash Flows from Investing Activities

Acquisition of equipment

(8,600)

(154,043)

Term deposit

(6,270)

-

Proceeds from disposal of equipment

13,406

-

_________________________

(1,464)

(154,043)

_________________________

Cash Flows from Financing Activities

Issuance of common stock

964,750

282,424

Loans payable

(11,010)

(9,523)

Bank loan

3,900

32,000

Loans to shareholders and directors

22,862

(172,499)

_________________________

980,502

132,402

_________________________

Net Decrease in Cash and Cash Equivalents

2,468

58,909

Cash and Cash Equivalents - beginning of  period

640

1,500

_________________________

Cash and Cash Equivalents - end of period

$

3,108

$

60,409

======================

See accompanying notes.

MB TECH INC.

Notes to Financial Statements

September 30, 2003 and 2002

1.

 Description of Business and Going Concern

a)

Description of Business

MB Tech Inc. ("the Company"), a company operating in Seoul, Korea, was established on April 21, 2001 to manufacture and sell satellite receiving system components including their Low Noise Block Down Converter and other related products.

b)

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the nine months ended September 30, 2003 and 2002, the Company experienced net losses of $635,792 and $485,326 respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

Management is pursuing various sources of equity financing in addition to increasing its sales base. During the 2003 year, it entered into a reverse-takeover agreement with a public shell corporation.  In addition it initiated two large sales agreements and is pursuing others.  Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MB TECH INC.

Notes to Financial Statements

September 30, 2003 and 2002

2.

Summary of Significant Accounting Policies

The accounting policies of the company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent.  Outlined below are those policies considered particularly significant:

a)

Basis of Presentation

These financial statements reflect the transactions which occurred on May 13, 2003, whereby in accordance with a Share Exchange Agreement dated May 8, 2003, the Company entered into a reverse-takeover transaction with Inspiration Products Group Inc. ("ISRP"), a public Nevada shell corporation, whereby all the outstanding shares of the Company were exchanged for 22,000,000 shares of ISRP.  As a result of the transaction, the shareholders of MB Tech Inc. will control 84% of ISRP.  While ISRP is the legal parent, the Company, as a result of the reverse-takeover, became the parent company for accounting purposes.

b)

Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

c)

Revenue Recognition

The Company recognizes revenues upon delivery of merchandise sold.

d)

Currency Translation

The Company's functional currency is Korean Won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction.  Realized foreign exchange gains and losses have been charged to income in the year.

MB TECH INC.

Notes to Financial Statements

September 30, 2003 and 2002

2.

Summary of Significant Accounting Policies (cont'd)

e)

Cash

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

f)

Equipment

Equipment is stated at cost.

Depreciation is computed by the declining balance method using rates based on estimated useful lives of the respective assets.

Useful lives (years)

Structures and fixtures

5

Furniture and office equipment

5

Vehicles

5

Moulds

2

Software

5

g)

Financial Instruments

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost.  The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis.  These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

3.

Capital Stock

Authorized

45,000,000

common shares, par value $0.001

2003

2002

Issued

27,898,806

common shares (2002 - 28,407,427)

27,899

28,408

======

=======

MB TECH INC.

Notes to Financial Statements

September 30, 2003 and 2002

4.

Subsequent Events

a)

The Company has established a 2003 stock incentive plan which awards stock and/or stock options in an effort to further compensate its existing employees and officers, non employee directors, and consultants.  The Board has authorized the issuance of up to 3,200,000 shares of the common stock of the Company under the plan.  On October 1, 2003, the Company issued 3,020,000 shares under the plan to consultants.

b)

On October 1, 2003, the Company issued 5,040,000 common shares to consultants and employees as incentives and for services rendered.

c)

On November 5, 2003, the Company entered into an agreement to issue 80,000,000 shares of common stock as security pursuant to a financing agreement to raise $1,000,000.  The funds are to be used for the operations of the Company including, but not limited to, working capital and debt repayment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation.

The Registrant is a global manufacturer and distributor of satellite components.  The primary product of the Registrant is Low-Noise Blockdown converters (“LNB”) which are the essential element enabling DBS satellites to receive and convert satellite transmission signals.  The Registrant currently serves the satellite television market and is in the process of expanding to serve the satellite radio and military hardware sectors.  The Registrant manufactures several proprietary LNB solutions that differentiate it from its competitors.  The Registrant’s product line includes a dual-horn LNB which allows multiple set-top boxes to be connected to a single satellite dish enabling viewing of multiple channels simultaneously on different television monitors, and a tri-horn LNB which provides the ability to download signals from multiple satellites over a single dish.

In August 2003 the Registrant entered into an agreement to acquire the United States and German operating subsidiaries of Willtek Inc. (“Willtek”), a Korean company, for cash and stock.  The exact amount of cash and restricted stock is to be determined.  Further, the Registrant will enter into an exclusive license agreement with Willtek to carry on the global research and development and engineering activities of Willtek.  Willtek manufactures and markets a comprehensive range of cutting edge solutions for testing, measuring, and analyzing RF networks and devices globally.

During September 2003 the Registrant completed the development of its “Flat Antenna” with an automatic satellite tracking system.  The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools to install.   The compact portable design makes the Antenna suitable for use indoors as well as out doors.  The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions including boats in marinas and recreational vehicles or summer homes as an example.  The Registrant has commenced development of in-motion models of the new flat antennae solution for buses, trains, motor homes, boats and automobiles. These products will address the satellite television markets served by companies such as Direct TV.  The Registrant has first licensed and then purchased the patent rights for the key operating mechanism for its portable DBS Flat Antenna.  This technology applies specifically to portable satellite antenna mechanism capable of implementing an accurate horizontal and vertical directional position to attain a satellite signal automatically. The licensing of this intellectual property enhances the Registrant’s DBS Flat Antenna market positioning and provides the Registrant the exclusive right to use this intellectual property related to evolving product and development plan to introduce new and unique products at price points significantly below other providers of similar high end solutions.

On October 1, 2003 the Registrant received a $6,140,000 order for 45,000 Flat Antennas from Eastech, a leading distributor of satellite electronics and components to the commercial electronics market in Japan.  The initial systems are scheduled for delivery beginning in March 2004.

The Registrant has engaged Elite Financial Communications Group LLC to serve as its investor and financial media relations counsel.

The Registrant is continuing its marketing activities of its traditional LNB products and the latest product developments which center primarily on the portable auto positioning flat antenna and derivatives thereof to the global market place.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent Events

a)   The Company has established a 2003 stock incentive plan which awards stock and/or stock options in an effort to further compensate its existing employees and officers, non-employee directors and consultants. The Board has authorized the issuance of up to 3,200,000 shares of the common stock of the Company under the plan. On October 1,2003, the Company issued 3,200,000 shares under the plan to consultants.

b)   On October 1, 2003, the Company issued 5,040,000 restricted common shares to consultants and employees as incentives and for services rendered.

c)   On October 29, 2003 the Company amended its articles of incorporation to increase the authorized number of shares of common stock from 45,000,000 common shares to 145,000,000 common shares.

d)   On November 5, 2003, the Company entered into an agreement to issue 80,000,000 shares of common stock as security pursuant to a financing agreement to raise $1,000,000. The funds are to be used for the operations of the Company including, but not limited to, working capital and debt repayment.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Registrant filed a current report on Form 8-K on June 3, 2003 to report under Item 2 the completion of a share exchange with MB-Tech, Inc., a Korean  corporation (“MBT”) whereby the Registrant issued 22,000,000 shares of its  common stock to the shareholders of MBT to acquire 100% of MBT; under Item 5,  the terms and conditions of the share exchange and change of name to MB Tech, Inc.; under Item 6, the resignation of Registrant’s current directors and appointment of new directors.  On August 7, 2003 Registrant filed an amended report to provide financial statements and pro forma financial statements under Item 7 for the acquisition of MBT.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M B TECH, INC

Registrant

By /s/ Bae, Han Wook

Bae, Han Wook, President

By: /s/ Sangeon Park

Sangeon Park, Chief Financial Officer

Dated:    November 19, 2003