Form 10KSB
period 2003-12-31
MB TECH INC
filed 2004-05-03
CIK 1085819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE  ACT OF 1934

FOR THE  TRANSITION  PERIOD  FROM      TO

COMMISSION FILE NUMBER: 000-32725

MB TECH, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-9399260 (I.R.S. Employer Identification No.)

Business Incubation, Center

Suite 5408

Dongseoul College

Bokjeong-dong, Sujeong-gu, Seongnam City

Republic of Korea

(Tel) 82-31-757-1761

_______________________________________________________

(Name, address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had revenues of $404,269 for the fiscal year ended on December 31, 2003.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003:  Common Stock, par value $0.001 per share – $10,750,745.    As of March 31, 2004, the Registrant had 41,433,806 shares of common stock issued and outstanding.

PART I.

Item 1. Description of the Business and current business development

Introduction

The Registrant is a global manufacturer and distributor of electronic components. The Registrant and its subsidiaries produce products for the DBS satellite industry and state of the art RF microwave and communications technologies with consumer and military applications. The Registrant serves the satellite television market as a provider of hardware and bundled solutions, and is expanding to serve the satellite radio and military hardware and solutions sectors.

Business and products

The Registrant has established itself as a global provider of LNB (Low Noise Blockdown) converters. These essential components are required in every DBS (Direct Broadcast Satellite) dish and other receiving units, to convert satellite transmissions into useable signals.

The Registrant designs and manufactures LNB electronics - the signal converter needed on any DBS dish. These are the 18" pizza-sized dishes seen more and more frequently on building roof tops. The Registrant believed they could improve on the conventional design and could manufacture the units more efficiently and less expensively while still actually increasing the quality.

September

30, 2003 the Registrant completed the development of its “Flat Antenna” with an automatic satellite tracking system. The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools for installation by a consumer. The compact portable design makes the

Antenna suitable for use indoors as well as outdoors. The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions including boats in marinas and recreational vehicles or summer homes as an example. The Registrant has commenced development of in-motion models of the new flat antennae solution for buses, trains, motor homes, boats and automobiles.

The Registrant will offer the Flat Antenna solution with the Willsearch box as a high-end product. The Company will also offer the Flat Antenna with a standard, full-functioning, low-cost set-top box and additionally as a stand-alone antenna for existing subscribers who simply want to use the Flat Antenna as a programming receiver for satellite television. By marketing the XVISION 5000 with DBS Flat Antenna system, the consumer will have a complete interactive home entertainment system with optimum programming and entertainment option in one simple solution.

The following is an overview of milestones in LNB history:

March 2000

Development of 3 types of LNB (DSS Type)

April 2000

Application for patent of new device and patent of new design - Patent application No. 10-2000-0017958

Registration of new design: 0195497, 2000-0009743

May 2000

DBS Field Test in Thailand

Media Cast (London)

DBS Field Test in Russia

July 2000

SBCA (U.S.A.)

DBS Field Test in South Africa

DBS Field Test in Australia

August 2000

Development of 3 types of LNB (CAN TYPE)

Application of patent of new device and patent of new design

(Application No. 00-22512, 22513, 22514)

Sept. 2000

SBCA (Satellite Broadcasting & Communications Association)

Certificate of Membership achieved

January 2001

Canada DBS TWO HORN LNB successful field test

April 2001

Establishment of MB Tech Inc.

May 2001

Purchase order of Canadian DBS (two horn LNB)

July 2001

Patent Application for LNB design and pattern

Sept. 2001

Canada DBS (Star Choice) two horn LNB P/O for (USD $1,200,000.00)

Dec. 2001

Canada DBS (Star Choice) two horn LNB shipment (USD $ 75,000.00)

Feb. 2002

Canada DBS (Star Choice) two horn LNB shipment (USD $ 675,000.00)

May 2002

Canada DBS (Star Choice) two horn LNB shipment (USD $ 450,000.00)

September 30,

Completed development of Flat Antenna with automatic satellite tracking

2003

system.

The Company’s address is Business Incubation, Center, Suite 5408, Dongseoul College, Bokjeong-dong, Sujeong-gu, Seongnam City, Republic of Korea, telephone 82-31-757-1761. The Company’s office in the U.S. is located at 8360 Feather Duster Court, Las Vegas, Nevada  89113, telephone (702) 315-0324.

Item 2. Properties

Location	Type	Principal use	Size	Ownership	Lease Expiration
Eumseong-gun Korea	Office Plant	Korean HQ Manufacturing	495.87 m2	Leased	October 20, 2005
Seoul Korea	Office	R&D Marketing	76 m2	Leased	October 20, 2005
LA, USA	Office	US HQ	70 m2	Leased	Expired

Item3. Legal Proceedings

On or about December 12, 2003, Maricopa Equity Management Corp. filed a Complaint against MB-Tech, Inc., f/k/a Gatlin Holdings, Inc. in the United States District Court for the District of Minnesota, File No. 03-6467 DSD/JSM.   The Complaint alleged breach of a Convertible Promissory Note, for which conversion notices had been issued.   Plaintiff claimed that it had served a copy of the Complaint on or before December 27, 2003.  MB-Tech had no known defenses to the lawsuit.  When MB-Tech did not respond to the Complaint, Plaintiff moved for default judgment.   Given that there were no defenses, default judgment was entered on February 12, 2004.  Plaintiff still wishes to settle the case, and would be willing to remove the default judgment and the complaint if a satisfactory settlement is achieved.  Plaintiff is presently consider MB-Tech's offer of settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

     One matter was submitted to votes of security holders in the year 2003.

 On May 13, 2003, the shareholders of the Registrant voted to enter into an Agreement  and Plan of Reorganization which sets forth the terms and conditions of a proposed  business  combination of between Inspirations Product Group, Inc., a Nevada Corporation  ("IPG") and MB Tech, Inc. a corporation organized under the laws of South Korea. Pursuant to the Reorganization Agreement, MB Tech's shareholders will exchange 100% of the outstanding shares of MB Tech for 22,000,000 newly issued, shares of IPG.  MB Tech, as a result, will become a wholly owned subsidiary of IPG and to change the name of the registrant to MB Tech Inc.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is currently quoted on the NASD Electronic Bulletin Board (OTC: BB) under the trading symbol "MBTT". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter for the year 2003 as reported by the National Quotation Bureau.

HIGH BID

LOW BID

Fiscal 2003

First Quarter

2.65

.25

Second Quarter

2.00

.23

Third Quarter

.90

.30

Fourth Quarter

.36

.13

Fiscal 2002

First Quarter

 1.25

.57

Second Quarter

 .57

 .32

Third Quarter

.32

  .22

Fourth Quarter

 .22

 .03

     The Company presently is authorized to issue 145,000,000 shares of Common Stock and 5,000,000 Preferred Stock, of which 37,639,422 Common shares were outstanding as of December 31, 2003.

Holders

     There were approximately 160 holders of record of the Company's Common Stock as of December 31, 2003.

Dividends

     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

ITEM 6.  Plan of Operation for the next twelve months

(a) Plan of Operation.

The Company is a global manufacturer and distributor of satellite components.  The primary product of the Company is Low-Noise Blockdown converters (“LNB”) which are the essential element enabling DBS satellites to receive and convert satellite transmission signals.  The Registrant currently serves the satellite television market and is in the process of expanding to serve the satellite radio and military hardware sectors.  The Registrant manufactures several proprietary LNB solutions that differentiate it from its competitors.  The Company’s product line includes a dual-horn LNB which allows multiple set-top boxes to be connected to a single satellite dish enabling viewing of multiple channels simultaneously on different television monitors, and a tri-horn LNB which provides the ability to download signals from multiple satellites over a single dish.

In August 2003 the Company entered into an agreement to acquire the United States and German operating subsidiaries of Willtek Inc. (“Willtek”), a Korean company, for cash and stock.  The exact amount of cash and restricted stock is to be determined.  Further, the Company was to enter into an exclusive license agreement with Willtek to carry on the global research and development and engineering activities of Willtek. A manufacturer and marketer of  a comprehensive range of cutting edge solutions for testing, measuring, and analyzing RF networks and devices globally. However the share exchange contract was never consummated and the agreement was terminated.

During September 2003 the Company completed the development of its “Flat Antenna” with an automatic satellite tracking system.  The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools to install.   The compact portable design makes the Antenna suitable for use indoors as well as out doors.  The Antenna is ideal for the yet to be tapped apartment, condominium and office building market.  The Registrant will begin to develop in-motion models for buses, trains, motor homes and automobile within the year.  These products will address the satellite television radio markets served by companies such as Direct TV and XM Satellite Radio.  The Company has first licensed and then purchased the patent rights for the key operating mechanism for its DBS Flat Antenna.  This technology applies specifically to portable satellite antenna mechanism capable of implementing an accurate horizontal and vertical directional position to attain a satellite signal automatically. The licensing of this intellectual property enhances the Company’s DBS Flat Antenna and provides the Company the exclusive right to use the device on its new products.

On October 1, 2003 the Company received a $6,140,000 order for 45,000 Flat Antennas from Eastech, a leading distributor of satellite electronics and components to the commercial electronics market in Japan.  The initial systems, originally scheduled for delivery beginning in March 2004, have been delayed to incorporate product refinements and will now start to deliver in June, 2004.

The Company is continuing its efforts to acquire telecommunications equipment makers in the United States, Europe and Asia. .

2004 Operation plan for MB Tech
									(Unit: US dollar)
	Mar	Apr.	May	Jun.	Jul	Aug.	Sep.	Oct.	Nov.	Dec.
Flat Antenna			315,000	472,500	1,472,500	1,787,500	1,787,500	2,787,500	3,102,500	4,575,000
LNB & Dish	113,400	151,200	151,200	251,200	251,200	251,200	351,200	351,200	351,200	351,200
Set-top box & etc				300,000	300,000	300,000	300,000	400,000	400,000	400,000
Total	113,400	151,200	466,200	1,023,700	2,023,700	2,338,700	2,438,700	3,538,700	3,853,700	5,326,200

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

Item 7. Financial Statements

Financial Statements appear on pages F-1 to F-16 following Part IV of this report.

Consolidated Statements of Operations

2003

2002

2001

Sales

 $   404,269

$1,360,295

74,194

Cost of Sales

266,838

1,100,323

44,334

Gross Profit

137,431

259,972

29,860

Expenses

1,124,036

884,732

 648,163

Operating Loss

 (986,605)

(624,760)

(618,303)

Other Income

Interest income

        209

154

46

Non-Operating Expenses

Interest expense

10,660

5,486

-

Other

     2,105

2,434

885

    12,765

7,920

885

Net Loss

$  (999,161)

Consolidated Balance Sheet

ASSETS

2003

2002

2001

Current

Cash and equivalents

 $  294,807

$    640

$    547

Term deposit

 10,884

2,430

-

Accounts receivable

          412,874

-

      77,577

Inventories

         -

26,573

517,006

718,565

29,643

     595,120

Equipment

     120,852

167,467

     149,481

Deferred Financing Costs

    200,720

-

          -

Prepaids and Deposits

      94,111

49,403

      55,249

$ 1,134,248

$246,513

     $ 799,850

LIABILITIES

Current

Bank loans

         $ 108,836

  $  105,300

         -

Accounts payable

           459,143

377,475

     598,607

Loans from shareholders and directors

            57,770

37,890

     160,290

Notes payable

           100,000

-

         -

Loans payable - current portion

     8,073

14,680

      14,680

733,822

535,345

773,577

Loans Payable

       12,255

       25,448

Convertible Debentures

     998,500

-

            -

1,732,322

547,600

799,025

STOCKHOLDERS' EQUITY

Capital Stock

      37,639

6,407

 468,000

Paid in Capital

          1,605,876

    962,531

     151,980

Accumulated Other Comprehensive

     Income (Loss)

9,240

       (18,357)

         (13)

Accumulated Deficit

(2,250,829)

(1,251,668)

 (619,142)

   (598,074)

(301,087)

825

$  1,134,248

$  246,513

$ 799,850

Item 8,   Changes in and Disagreements with accountants on accounting and financial disclosure.

The Registrant does not have changes in and disagreements with accountants on accounting and financial disclosure.

Item 8a.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

PART III.

Item 9.    Directors, executive officers and compliance with Section 16(a) of the Exchange Act.

(a)

Officers and Directors as of December 31, 2003, except as noted:

Name	Position	Age	Education	Work Experience
Hanwook Bae	CEO & President Director	45	Youngnam University	StandardTek Inc., Director CJ Corporation, General Manager Samsung Electronics, General Manager Samsung Motor Inc., General Manager Samsung Singapore , General Manager Samsung Corporation, Manager
Sangeon Park	CFO Director	41	State University of New York MS accounting	IMC Direct, CFO Pionsoft, CFO Samsung Securities, Ltd. Manager Samsung Motors Co., Ltd. Manager Samsung Corporation

Name	Position	Age	Education	Work Experience
Kangrae Jo	Director	45	Youngnam University MBA	Green Cable Television, CEO
Henry Kay*	Outside Director	79	H/S Graduate U.S. Marine Corp., 1942-1945 Officer, Israel Army, 1947-1948, Highly decorated International University Lifetime Achievement Award	COO & CEO of The K-Group CEO & Managing Director, Strategic Consultants & Advisors, LLC Business & Diplomatic development with Israel as Principal & interest worldwide

_______________

* On February 6, 2004, the Registrant appointed Mr. Harry Kay as an outside Director. Mr. Kay has an extensive international background and high-level contacts in public, private and governmental organizations throughout the world.

 (b)

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (December 4, 1999).  Such forms have not been prepared and filed to date.  All affiliates are aware of this requirement and will file Form 3’s within the next thirty days.

Item 10, Executive Compensation Salary and Options

For the year 2003, the Company paid compensation to its officers and directors as follows:

Name	Position	Salary	Stock
Hanwook Bae	CEO & President Director	U$ 36,000	2,000,000 shares
Sangeon Park	CFO Director	U$ 18,000	1,000,000 shares
Kangrae Jo	Director

The Registrant engaged JJ Consulting to assist management with investor and corporate relations, provide financial and business consulting services, and strategic planning and direction of its corporate and financial affairs, in order to enable the Registrant to expand, and to achieve access to financial partners and markets and to assist the Registrant in going public on the OTCBB via a reverse merger. In consideration of the provision of the services, the Registrant paid JJ Consulting U$ 70,000 and two million shares of MB Tech common stock.

Mr. Sean O’Keefe is the designated person to provide aforesaid services and he has 50% ownership of JJ Consulting.

Item 11, Security ownership of certain beneficial owners and management

Name and address of Beneficial owner	Office	Total shares	Percent Ownership
Kangrae Jo	Director	8,000,000	21%
Hanwook Bae	CEO & President, Director	6,687,932	18%
Sangeon Park	CFO, Director	1,450,000	4%

Item 12.  Certain relationships and related transactions.

     During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Index to Financial Statements and Schedules

PAGE

Independent Auditors' Report

F-1

Consolidated Balance Sheet

F-2

Consolidated Statement of Operations

F-3

Consolidated Schedule of Expenses

F-4

Consolidated Statement of Stockholders' Equity

F-5

Consolidated Statement of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7 –F-16

(b)  Reports on Form 8-K.

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

(c)  Exhibits included or incorporated by reference herein

Exhibit

  No.                              Description

3.1 a.

Amended Articles of Incorporation (filed as exhibit 3.1(a) to Annual Report on Form 10KSB for year ended December 31, 2002 and incorporated herein by reference).

3.1.b.

Amended Articles of Incorporation (filed as exhibit 3.1(b) to Annual Report on Form 10KSB for year ended December 31, 2002 and incorporated herein by reference).

3.1.c.

Amended Articles of Incorporation dated May 13, 2003 (filed as Exhibit 3.1 to Current Report on Form 8-K, filed June 3, 2003, and incorporated herein by reference).

2.1

Share Exchange Agreement dated May 6, 2003 among Inspiration Products Group, MB Tech Inc. and certain stockholders of MB Tech (filed as Exhibit 2.1 to Current Report on Form 8-K, filed May 16, 2003 and incorporated herein by reference).

2.2

Share Exchange Agreement dated May 23, 2003 between Inspiration Products Group, MB Tech Company Ltd, a South Korean corporation and the stockholders of MB Tech (filed as exhibit 2 to Current Report on Form 8-K filed June 3, 2003 and incorporated herein by reference).

10.1

Contract between MB Tech and Eastech dated September 2, 2003.

10.2

Agreement by and between MB Tech and Willtek Corporation dated October 11, 2003.

10.3

Agreement by and between MB Tech, Inc. and IPlus Technologies Co., Ltd, dated January 17, 2004

31.1

Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Chief Executive Officer certification pursuant to 18 U.S.C.Section 1350

32.2

Chief Financial Officer certification pursuant to 18 U.S.C.Section 1350

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2003 and 2002.

Fee Category	Fiscal 2003 Fees ($)	Fiscal 2002 Fees ($)
Audit Fees [1]	22,000	31,100
Audit-Related Fees [2]	0	0
Tax Fees [3]	0	0
All Other Fees [4]	0	0
Total Fees	22,000	31,100

_____________

1.

Audit Fees.     Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended December 31, 2003 and 2002, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

2.

Audit-Related Fees.     Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3.

Tax Fees.     Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4.

All Other Fees.     Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2003 and 2002.

        None of the "audit-related," "tax" and "all other" services in 2003, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

        The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant’s principal accounting firm (independent auditor).  These services may include audit services, audit-related services, tax services and other permissible non-audit services.  Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved.  Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

        During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant’s financial statements and related reporting compliance.  These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee.  The Audit Committee may also pre-approve services on a case-by-case basis during the year.

        The Audit Committee's approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter.  The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.

Non-Audit Services

        The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant’s principal accountants is compatible with maintaining auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M B TECH, INC

Registrant

By /s/ Hanwook Bae

Hanwook Bae, President

By: /s/ Sangeon Park

Sangeon Park, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                                                           Title                                                 Date

/s/ Hanwook Bae

 Chief Executive Officer,

May 3, 2004

Hanwook Bae

  Principal Executive Officer,

  Director

/s/ Sangeon Park

Chief Financial Officer

May 3, 2004

Sangeon Park

 Principal Financial

 Officer, Director

/s/ Kangrae Jo

Director

May 3, 2004

Kangrae Jo

/s/ Harry Kay

Director

May 3, 2004

Harry Kay

MB TECH INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

CONTENTS

Independent Auditors' Report

F-1

Consolidated Balance Sheet

F-2

Consolidated Statement of Operations

F-4

Consolidated Schedule of Expenses

F-5

Consolidated Statement of Stockholders' Equity

F-3

Consolidated Statement of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7 –F-16

INDEPENDENT AUDITORS' REPORT

To the Stockholders of

MB Tech Inc.

We have audited the accompanying consolidated balance sheets of MB Tech Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of stockholders' equity, operations, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operation, accumulated deficit and its cash flows for the years ended,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative working capital from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SF PARTNERSHIP, LLP”

Toronto, Canada

CHARTERED ACCOUNTANTS

March 12, 2004

MB TECH INC.

Consolidated Balance Sheet

December 31, 2003 and 2002

2003

2002

ASSETS

Current

Cash and equivalents

$

294,807

$

640

Term deposit (note 3)

10,884

2,430

Accounts receivable

412,874

-

Inventories

-

26,573

__________________________

718,565

29,643

Equipment (note 4)

120,852

167,467

Deferred Financing Costs (note 5)

200,720

-

Prepaids and Deposits

94,111

49,403

________________________

$

1,134,248

$

246,513

=========================

LIABILITIES

Current

Bank loans (note 6)

$

108,836

$

105,300

Accounts payable

459,143

377,475

Loans from shareholders and directors (note 7)

57,770

37,890

Notes payable (note 8)

100,000

-

Loans payable - current portion (note 9)

8,073

14,680

___________________________

733,822

535,345

Loans Payable (note 9)

-

12,255

Convertible Debentures (note 10)

998,500

-

________________________

1,732,322

547,600

__________________________

STOCKHOLDERS' EQUITY

Capital Stock (note 11)

37,639

6,407

Paid in Capital

1,605,876

962,531

Accumulated Other Comprehensive Income (Loss)

9,240

(18,357)

Accumulated Deficit

(2,250,829)

(1,251,668)

________________________

(598,074)

(301,087)

__________________________

$

1,134,248

$

246,513

==============================================================

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

                   “HANWOOK BAE”

                  “SANGEON PARK”

                         Director                                                                 Director

MB TECH INC.

Consolidated Statement of Operations

Years Ended December 31, 2003 and 2002

2003

2002

Sales

$

404,269

$

1,360,295

Cost of Sales

266,838

1,100,323

__________________________

Gross Profit

137,431

259,972

__________________________

Expenses (page 5)

1,124,036

884,732

__________________________

Operating Loss

(986,605)

(624,760)

__________________________

Other Income

Interest income

209

154

__________________________

Non-Operating Expenses

Interest expense

10,660

5,486

Other

2,105

2,434

__________________________

12,765

7,920

__________________________

Net Loss

$

(999,161)

$

(632,526)

=======================

Loss Per Share (note 11)

$

(0.04)

$

(0.03)

=======================

Weighted Average Number of Shares

24,435,103

22,000,000

=======================

See accompanying notes to consolidated financial statements.

MB TECH INC.

Consolidated Schedule of Expenses

Years Ended December 31, 2003 and 2002

2003

2002

Expenses

Consulting

$

506,426

$

-

Salaries and benefits

211,253

219,460

Research and development

100,531

188,096

Travel

65,723

48,545

Fees and charges

80,954

17,463

Rent

34,567

31,861

Entertainment

13,317

70,123

Office and general

41,922

14,527

Taxes and dues

8,165

6,438

Communications

7,384

9,526

Supplies

6,480

3,510

Car maintenance

6,225

8,199

Insurance

2,950

3,933

Repairs and maintenance

998

3,838

Utilities

540

437

Export expenses

-

26,865

Other

-

5,149

Depreciation

39,829

120,177

Realized foreign exchange (gain) loss

(3,228)

106,585

__________________________

$

1,124,036

$

884,732

========================

See accompanying notes to consolidated financial statements.

MB TECH INC.

Consolidated Statement of Stockholders' Equity

Years Ended December 31, 2003 and 2002

Paid in

Accumulated

Capital in

Other

Tota

Number of

Capital

excess of

Comprehensive

Accumulated

Stockholders'

Shares

Stock

Par Value

Income (Loss)

Deficit

Equity

Balance, January 1, 2002

1,855,703

$

1,856

$

618,124

$

(13)

$

(619,142)

$

825

Common stock issued for cash

4,551,724

4,551

346,449

-

-

351,000

Common stock issuance costs

-

-

(2,042)

-

-

(2,042)

Foreign exchange on

  translation

-

-

-

(18,344)

-

(18,344)

Net Loss

-

-

-

-

(632,526)

(632,526)

________________________________________________________________________

Balance, December 31, 2002

6,407,427

$

6,407

$

962,531

$

(18,357)

$

(1,251,668)

$

(301,087)

=============================================================

Balance, January 1, 2003

6,407,427

$

6,407

$

962,531

$

(18,357)

$

(1,251,668)

$

(301,087)

Capital reduction

(15,931,035)

(15,931)

15,931

-

-

-

Common stock issued for

  cash

15,172,414

15,172

374,828

-

-

390,000

Common stock issued on

   acquisition of MB Tech Co.

Ltd.

22,000,000

22,000

(154,092)

-

-

(132,092)

Common stock issued for

   services

250,000

250

112,250

-

-

112,500

Common stock issued for

   services relating to public

   offering

8,240,000

8,240

300,760

-

-

309,000

Conversion of convertible

   debenture into common

  stock (note 11)

1,500,616

1,501

-

-

-

1,501

Common stock issuance costs

-

-

(6,332)

-

-

(6,332)

Foreign exchange on

   translation

-

-

-

27,597

-

27,597

Net Loss

-

-

-

-

(999,161)

(999,161)

______________________________________________________________________

Balance, December 31, 2003

37,639,422

$

37,639

$

1,605,876

$

9,240

$

(2,250,829)

$

(598,074)

=============================================================

See accompanying notes to consolidated financial statements.

MB TECH INC.

Consolidated Statement of Cash Flows

Years Ended December 31, 2003 and 2002

2003

2002

Cash Flows from Operating Activities

Net loss

$

(999,161)

$

(632,526)

Adjustments for:

Depreciation

39,829

120,177

Stock issued in exchange for services

421,500

-

Accounts receivable

(427,468)

83,177

Inventories

27,557

526,887

Prepaids and deposits

(7,985)

6,734

Deferred finance charges

(200,720)

-

Accounts payable

49,087

(272,153)

__________________________

(1,097,361)

(167,704)

__________________________

Cash Flows from Investing Activities

Acquisition of equipment

-

(139,461)

Disposition of equipment

19,264

-

Term deposit

(8,400)

(2,509)

__________________________

10,864

(141,970)

___________________________

Cash Flows from Financing Activities

Issuance of common stock

383,668

348,958

Loans payable

(19,832)

(15,215)

Bank loan

-

108,719

Convertible debentures

998,500

-

Loans from shareholders and directors

18,670

(132,739)

__________________________

1,381,006

309,723

__________________________

Foreign Exchange on Cash and Cash Equivalents

(342)

54

__________________________

Net Increase in Cash and Cash Equivalents

294,167

103

Cash and Cash Equivalents - beginning of year

640

537

__________________________

Cash and Cash Equivalents - end of year

$

294,807

$

640

=======================

See accompanying notes to consolidated financial statements.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.

 Description of Business and Going Concern

a)

Description of Business

MB Tech Inc. ("the Company"), formerly known as Inspiration Products Group, Inc. was incorporated in September 1995 in the state of Nevada. In January 2003, the Company changed its name from Midwest Venture Holdings, Inc. to Inspiration Products Group, Inc. and then changed it again to MB Tech Inc. in May 2003.

On May 13, 2003, in accordance with a Share Exchange Agreement dated May 8, 2003 (the "Agreement"), the Company entered into a reverse-takeover transaction with MB Tech Co., Ltd. ("MB Tech Korea"), a Korean corporation and its shareholders.  The Agreement provided for the acquisition by the Company of 100% of the issued and outstanding capital stock of MB Tech Korea.  In exchange, the shareholders of MB Tech Korea received 22,000,000 common shares of the Company.  As a result, the shareholders of MB Tech Korea controlled 84% of the Company.  While the Company is the legal parent, as a result of the reverse-takeover, MB Tech Korea became the parent company for accounting purposes.

Upon completion of the share exchange, the business operations of MB Tech Korea constituted virtually all of the business operations of the Company.  MB Tech Korea is a global provider of Satellite Receiver Converters (LNB) that is an integral part of every DBS (Direct Broadcast Satellite) TV receiver dish.  The LNB Satellite Receiver Converter is the key component that allows a land-based receiver such as a TV set, an Internet receiver, or a GPS tracker to take a satellite transmission and convert it into a useable signal. Based in Seoul, South Korea, the Company has been manufacturing high-quality LNBs for Canadian and Thai Direct Broadcast Satellite companies since April 2001.

During the year, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna.

b)

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2003 and 2002, the Company experienced net losses of $999,161 and $632,526 respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.

 Description of Business and Going Concern (cont'd)

Management is pursuing various sources of equity financing in addition to increasing its sales base.  During the year, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna which management believes has a larger market and higher margins than LNB.  Subsequent to the year end, the Company has acquired I-Plus Technologies Co., Ltd. (as described in note 15) which will market various new technologies to further increase its revenue streams.  Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.

Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent.  Outlined below are those policies considered particularly significant:

a)

Basis of Financial Statement Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

b)

Basis of Consolidation

The merger of the Company and MB Tech Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis.  The intention of the management of MB Tech Korea was to acquire the Company as a shell company listed on NASDAQ.  Management does not intend to pursue the business of the Company.  As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

c)

Unit of Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

2.

Summary of Significant Accounting Policies (cont'd)

d)

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

e)

Revenue Recognition

The Company recognizes revenues upon delivery of merchandise sold, and when contracts are completed for service contracts.

f)

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

g)

Cash and equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

h)

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

2.

Summary of Significant Accounting Policies (cont'd)

i)

Equipment

Equipment is stated at cost.  Depreciation is computed based on the estimated useful life of the respective asset as follows:

Useful Life

(years)

Basis

Structures and fixtures

5                    Declining

Furniture and office equipment

5                    Declining

Vehicles

5                    Declining

Moulds

2                    Declining

Software

5                    Straight-line

j)

Deferred Financing Costs

Deferred financing costs are stated at cost and are being amortized on a straight line basis over the term of the related financing of 5 years.

k)

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

3.

Term Deposit

The term deposit has been pledged as security for Bank Loan #1 as described in note 6.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

4.

Equipment

Equipment is comprised as follows:

2003

2002

Accumulated

Accumulated

Cost

Depreciation

Cost

Depreciation

_______________________________________________________

Structures and fixtures

$

22,297

$

14,345

$

20,775

$

7,278

Furniture and office equipment

55,698

29,983

39,511

16,181

Vehicles

25,684

19,688

48,694

25,718

Mould

224,264

170,380

163,351

90,829

Software

52,074

24,769

48,516

13,374

_______________________________________________________

$

380,017

$

259,165

$

320,847

$

153,380

_______________________________________________________

Net carrying amount

$        120,852

$    167,467

5.

Deferred Financing Costs

2003

2002

Accumulated

Accumulated

Cost

Amortization

Cost

Amortization

_______________________________________________________

Financing costs

$

200,720

$

-

$

-

$

-

_______________________________________________________

Net carrying amount

$       200,720

$            -

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

6.

Bank Loans

2003

2002

Bank loan #1

$

25,116

$

24,300

Bank loan #2

83,720

81,000

_________________________

$

108,836

$

105,300

=======================

Bank Loan #1

This loan is secured by a term deposit as described in note 3, bears interest at 11% per annum and matures January 16, 2004.

Bank Loan #2

This loan is unsecured, bears interest at 8.6% per annum and matures October 16, 2004.

7.

Loans from Shareholders and Directors

The loans from the shareholders and directors are non-interest bearing, unsecured and due on demand.

8.

Note Payable

During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006.  In December 2003, the note holder filed a complaint against the Company alleging breach of the convertible promissory note for which conversion notices had been issued as described in note 16.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

9.

Loans Payable

2003

2002

Current

Long-term

Total

Total

Vehicle loan #1

$

8,073

$

-

$

8,073

$

15,032

Vehicle loan #2

-

-

-

11,903

_______________________________________________________

$

8,073

$

-

$

8,073

$

26,935

=================================================

Vehicle loan #1

The loan bears interest at 9% per annum calculated monthly, repayable in monthly payments of $654 including interest and matures November 2004.  The loan is secured by the vehicle as described in note 4.

10.

Convertible Debentures

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.  The convertible debentures have a face value of $998,500 with an annual coupon rate of 1% payable quarterly. The debentures are convertible, to a maximum of 5,000,000 shares of common stock at any time prior to maturity at November 9, 2008, at a conversion price of the lesser of (a) the lesser of $1.25 or 125% of the average of the closing bid prices per share of the common stock during the five trading days immediately preceding the conversion or (b) the average of the three lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the conversion.

Subsequent to the year end, debentures with a face value of $500,000 were converted to common shares (see note 15).

11.

Capital Stock

Authorized

   145,000 common shares, par value $0.001

   5,000,000 preferred shares, par value $0.001

2003

2002

Issued

37,639,422

common shares (2002 - 6,407,427)

$

37,639

$

6,407

========================

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

11.

Capital Stock (cont'd)

In February 2002, the Company issued 4,551,724 common shares for $351,000.

In May 2003, the Company underwent a capital reduction, whereby 15,931,035 common shares were returned to treasury on a proportionate basis by all shareholders for no consideration.  Subsequent to the capital reduction, the Company issued 15,172,414 common shares for $390,000.

In June 2003, the Company issued 22,000,000 common shares in exchange for all the outstanding common shares of MB Tech Korea as described in note 1.

In July 2003, the Company issued 250,000 common shares for consulting services valued at $112,500.

In October 2003, the Company issued 8,240,000 common shares for $309,000 of consulting services with regard to the reverse takeover transactions as described in note 1.

In November 2003, the Company issued 1,500,616 common shares upon the conversion of $1,500 of the convertible debentures as described in note 10.

In November 2003, the Company issued 80,000,000 common shares held in escrow as security for the convertible debt as described in note 10.  The common shares will be issued to the debt holder from escrow as it exercises its conversion right.  On November 25, 2003, 1,500,616 shares were issued to the debt holder upon conversion of convertible debt of $1,500.  As the debt holder is not entitled to the rights of common shares held in escrow until conversion, these shares have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

The convertible debentures as described in note 10 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

12.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes".  Corporate income tax rates applicable to the Company in 2003 and 2002 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess. However, no income tax is payable in 2003 and 2002 due to tax losses.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

12.

Income Taxes (cont'd)

The Company has deferred income tax assets as follows:

2003

2002

Loss carry-forwards

$

220,000

140,000

Valuation allowance

(220,000)

(140,000)

_________________________

$

-

-

=======================

Deferred tax assets due to future benefits of net operating losses have not been recorded in the financial statements due to uncertainties.

13.

Lease Commitments

The Company is committed to office and factory lease obligations, with various expiry dates to October 26, 2004.  Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

2004

$         16,800

14.

Major Customers

The Company had one major customer located in South Korea which accounted for 73% of the total revenues for the year.  Two customers accounted for the other 27% of revenues for the year.

MB TECH INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

15.

Subsequent Events

a)

On February 3, 2004 the Company entered into an agreement to acquire I-Plus Technologies Co. Ltd. ("IPT") in a combination stock and cash transaction.  IPT is a Korean Company pioneering new technologies in next generation multimedia platforms for DB's, Telco's and ISP's.  The Company will acquire 100% of the outstanding shares of IPT for $6,700,000 (8,000,000,000 Korean Won).  The Company will invest $1,300,000 (2,000,000,000 Korean Won) in cash and issue common shares valued at $5,400,000 (6,000,000,000 Korean Won).  The number of common shares issued will be the greater of a) the number determined based on the average closing bid price of the Company's common shares for three trading weeks prior to closing, and b) 11,300,000.  The Company shall take full responsibility for any and all additional financing which may be required for Research and Development, manufacturing and operation of IPT after the acquisition.

b)

Subsequent to the year-end $500,000 of the convertible debentures were converted to 2,357,185 common shares.

c)

Subsequent to the year-end the Company issued 475,000 shares of common stock to consultants in exchange for services valued at $35,000.

16.

Contingencies

In December 2003, the holder of the convertible promissory note described in note 8 filed a complaint against the Company in the United States District Court for the District of Minnesota.  The complaint alleged breach of the convertible promissory note, for which conversion notices had been issued.  The plaintiff claimed that they had served a copy of the complaint on or before December 27, 2003.  As the Company had no known defences to the lawsuit, it did not respond to the complaint, and the plaintiff moved for default judgment.  A default judgment was entered on February 12, 2004.  The plaintiff is currently considering the Company's offer of settlement, which includes the following essential terms:  the Company would pay the principal and interest as per the original note plus attorneys fees and $50,000 extra by converting 150,000 shares per month (75,000 shares every two weeks) regardless of the price of the stock until all of the amounts above are attained.  The plaintiff can use the original note to legally convert to free trading shares.  Additionally, the Company would give the plaintiff 100,000 restricted shares.  In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint.  As of the date of the audit report, the settlement amount can not be reasonably determined, and as such no amount has been accrued with respect to this matter.