Form 10QSB
period 2004-03-31
MB TECH INC
filed 2004-05-20
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ender March 31, 2004

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to _____________

                        Commission File Number: 000-32725

                                  MB TECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEVADA                                88-9399260
--------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)



                          Suite 5408, Dongseoul College
                    Bokjeong-dong, Sujeong-gu, Seongnam City
                                Republic of Korea
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 82-31-757-1761
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            11300 West Olympic Blvd
                                   Suite 800
                         Los Angeles, California 90054

                                  310-286-6555
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year if Changed
                               Since Last Report)


         Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,433,806 shares of common stock as of March 31, 2004.

         Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 2004 AND 2003

                                    CONTENTS

Consolidated Balance Sheet                                              1

Consolidated Statement of Stockholders' Equity                          2

Consolidated Statement of Operations                                    3

Consolidated Schedule of Expenses                                       4

Consolidated Statement of Cash Flows                                    5

Notes to Consolidated Financial Statements                           6-14

MB TECH INC.
Consolidated Balance Sheet
March 31, 2004 and 2003

                                                               2004                 2003
                                                           -----------          -----------
                                 ASSETS
Current
    Cash and equivalents                                   $   159,012          $        59
    Term deposit (note 3)                                       13,002                2,394
    Accounts receivable                                        371,129                   --
    Inventories                                                139,589                   --
                                                           -----------          -----------
                                                               682,732                2,453
Equipment (note 4)                                             109,989              138,981
Deferred Financing Costs (note 5)                              190,684                   --
Prepaids and Deposits                                           66,326               32,528
                                                           -----------          -----------
                                                           $ 1,049,731          $   173,962
                                                           ===========          ===========

                                   LIABILITIES

Current
    Bank loans (note 6)                                    $   112,672          $   103,727
    Accounts payable                                           618,899              420,767
    Loans from shareholders and directors (note 7)              92,473               35,602
    Notes payable (note 8)                                     126,000                   --
    Loans payable - current portion (note 9)                     6,260               22,917
                                                           -----------          -----------
                                                               956,304              583,013
Loans Payable (note 9)                                              --                7,694
Convertible Debentures (note 10)                               498,500                   --
                                                           -----------          -----------
                                                             1,454,804              590,707
                                                           -----------          -----------

                              STOCKHOLDERS' EQUITY

Capital Stock (note 11)                                         40,471                6,407
Paid in Capital                                              2,118,044              962,531
Accumulated Other Comprehensive Income                          10,684                  642
Accumulated Deficit                                         (2,574,272)          (1,386,325)
                                                           -----------          -----------
                                                              (405,073)            (416,745)
                                                           -----------          -----------
                                                           $ 1,049,731          $   173,962
                                                           ===========          ===========


APPROVED ON BEHALF OF THE BOARD

                "HANWOOK BAE"                           "SANGEON PARK"
--------------------------------------------------------------------------------
                  Director                                 Director

MB TECH INC.
Consolidated Statement of Stockholders' Equity
Quarters Ended March 31, 2004 and 2003

                                                           Paid in    Accumulated
                                                         Capital in      Other                         Total
                             Number of     Capital       excess of   Comprehensive   Accumulated   Stockholders'
                               Shares       Stock        Par Value   Income (Loss)     Deficit        Equity
                             ----------   -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2003      6,407,427   $     6,407   $   962,531   $   (18,357)   $(1,251,668)   $  (301,087)
Foreign exchange on
  translation                        --            --            --        18,999             --         18,999
Net Loss                             --            --            --            --       (134,657)      (134,657)
                             ----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2003       6,407,427   $     6,407   $   962,531   $       642    $(1,386,325)   $  (416,745)
                             ==========   ===========   ===========   ===========    ===========    ===========
Balance, January 1, 2004     37,639,422   $    37,639   $ 1,585,876   $     9,240    $(2,254,829)   $  (622,074)
Common stock issued for
  services                      475,000           475        34,525            --             --         35,000
Conversion of convertible
  debenture into common
  stock (note 11)             2,357,185         2,357       497,643            --             --        500,000
Foreign exchange on
  translation                        --            --            --         1,444             --          1,444
Net Loss                             --            --            --            --       (319,443)      (319,443)
                             ----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2004      40,471,607   $    40,471   $ 2,118,044   $    10,684    $(2,574,272)   $  (405,073)
                             ==========   ===========   ===========   ===========    ===========    ===========

MB TECH INC.
Consolidated Statement of Operations
Quarters Ended March 31, 2004 and 2003

                                        2004            2003
                                    ------------    ------------
Sales                               $         --    $         --

Cost of Sales                             10,752          15,171
                                    ------------    ------------

Gross Loss                               (10,752)        (15,171)
                                    ------------    ------------

Expenses (page 4)                        301,625         118,701
                                    ------------    ------------

Operating Loss                          (312,377)       (133,872)
                                    ------------    ------------

Other Income
    Interest income                        1,997              --
                                    ------------    ------------

Non-Operating Expenses
    Interest expense                       6,283           2,472
    Other                                  2,780          (1,687)
                                    ------------    ------------
                                           9,063             785
                                    ------------    ------------

Net Loss                            $   (319,443)   $   (134,657)
                                    ------------    ------------

Loss Per Share (note 11)            $      (0.01)   $      (0.01)
                                    ------------    ------------

Weighted Average Number of Shares     39,794,679      22,000,000
                                    ------------    ------------

MB TECH INC.
Consolidated Schedule of Expenses
Quarters Ended March 31, 2004 and 2003


                                       2004       2003
                                     --------   --------
Expenses
    Fees and charges                 $ 71,579   $    286
    Consulting                         65,625         --
    Research and development           56,281     25,456
    Salaries and benefits              50,252     47,405
    Travel                             24,729     11,456
    Rent                                4,220      8,341
    Car maintenance                     2,321      1,283
    Entertainment                       2,285      8,155
    Taxes and dues                      2,203         --
    Communications                      1,653      2,376
    Utilities                           1,512         --
    Office and general                  1,032      2,381
    Supplies                              697        622
    Insurance                             194         22
    Depreciation                       16,382     10,918
    Realized foreign exchange loss        660         --
                                     --------   --------
                                     $301,625   $118,701
                                     ========   ========

MB TECH INC.
Consolidated Statement of Cash Flows
Quarters Ended March 31, 2004 and 2003

                                                    2004          2003
                                                  ---------    ---------
Cash Flows from Operating Activities
    Net loss                                      $(319,443)   $(134,657)
    Adjustments for:
      Depreciation                                   16,382       10,918
      Stock issued in exchange for services          35,000           --
      Accounts receivable                            55,900           --
      Inventories                                  (138,494)      27,557
      Prepaids and deposits                          28,940       18,492
      Accounts payable                              143,682       51,514
                                                  ---------    ---------
                                                   (178,033)     (26,176)
                                                  ---------    ---------

Cash Flows from Investing Activities
      Disposition of equipment                        8,669       23,115
      Term deposit                                   (1,720)          --
                                                  ---------    ---------
                                                      6,949       23,115
                                                  ---------    ---------

Cash Flows from Financing Activities
      Issuance of common stock                      500,000           --
      Loans payable                                  (2,082)       4,294
      Notes payable                                   2,000           --
      Convertible debentures                       (500,000)          --
      Loans from shareholders and directors          32,404       (1,814)
                                                  ---------    ---------
                                                     32,322        2,480
                                                  ---------    ---------
Foreign Exchange on Cash and Cash Equivalents         2,967           --
                                                  ---------    ---------
Net Decrease in Cash and Cash Equivalents          (135,795)        (581)
Cash and Cash Equivalents - beginning of period     294,807          640
                                                  ---------    ---------
Cash and Cash Equivalents - end of period         $ 159,012    $      59
                                                  =========    =========

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

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

            During 2003, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended March 31, 2004 and 2003, the Company experienced net losses of $319,443 and $134,657 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


1.    Description of Business and Going Concern (cont'd)

            Management is pursuing various sources of equity financing in addition to increasing its sales base. During 2003, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna which management believes has a larger market and higher margins than LNB. During the quarter, the Company entered into an agreement to acquire I-Plus Technologies Co., Ltd. (as described in note 14) which will market various new technologies to further increase its revenue streams. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

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

            Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the period.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

4.    Equipment

      Equipment is comprised as follows:
                                                                           2004                               2003
                                                                    Accumulated                        Accumulated
                                                         Cost      Depreciation             Cost      Depreciation
------------------------------------------------------------------------------------------------------------------
      Structures and fixtures                          $23,086          $15,780           $21,251           $9,521
      Furniture and office equipment                    59,634           34,267            40,418           19,601
      Vehicles                                          26,592           21,084            29,506           16,313
      Mould                                            232,193          187,241           167,099          107,324
      Software                                          53,915           27,059            49,629           16,163
------------------------------------------------------------------------------------------------------------------
                                                      $395,420         $285,431          $307,903         $168,922
------------------------------------------------------------------------------------------------------------------
      Net carrying amount                                              $109,989                           $138,981
------------------------------------------------------------------------------------------------------------------

5.    Deferred Financing Costs

                                                                           2004                               2003
                                                                    Accumulated                        Accumulated
                                                         Cost      Amortization             Cost      Amortization
------------------------------------------------------------------------------------------------------------------
      Financing costs                                $200,720           $10,036              $-                $-
------------------------------------------------------------------------------------------------------------------
      Net carrying amount                                              $190,684                                $-
------------------------------------------------------------------------------------------------------------------

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


6.    Bank Loans

                                   2004                    2003
                                -------------------------------
      Bank loan #1              $ 25,992                $23,937
      Bank loan #2                86,680                 79,790
                                -------------------------------
                                $112,672               $103,727
                                ===============================

      Bank Loan #1

      The loan, secured by a term deposit as described in note 3, bears interest at 11% per annum and matures January 16, 2005.

      Bank Loan #2

      This loan is unsecured, bears interest at 8.6% per annum and matures October 16, 2004.

7.    Loans from Shareholders and Directors

      The loans from the shareholders and directors are non-interest bearing, unsecured and due on demand.

8.    Note Payable

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. In December 2003, the note holder filed a complaint against the Company alleging breach of the convertible promissory note for which conversion notices had been issued as described in note 15.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

9.    Loans Payable

                                                                                            2004              2003
                                                      Current         Long-term            Total             Total
------------------------------------------------------------------------------------------------------------------
      Vehicle loan #1                                  $6,260          $    -              $6,260          $15,416
      Vehicle loan #2                                       -               -                   -            7,501
------------------------------------------------------------------------------------------------------------------
                                                       $6,260          $    -              $6,260          $22,917
------------------------------------------------------------------------------------------------------------------


      Vehicle loan #1

      The loan bears interest at 9% per annum calculated monthly, repayable in monthly payments of $654 including interest and matures November 2004. The loan is secured by the vehicle as described in note 4.

10.   Convertible Debentures

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The convertible debentures have a face value of $498,500 with an annual coupon rate of 1% payable quarterly. The debentures are convertible, to a maximum of 5,000,000 shares of common stock at any time prior to maturity at November 9, 2008, at a conversion price of the lesser of (a) the lesser of $1.25 or 125% of the average of the closing bid prices per share of the common stock during the five trading days immediately preceding the conversion or (b) the average of the three lowest closing bid prices per share of the common stock during the forty trading days immediately preceding the conversion.

      During the period ended March 31, 2004, debentures with a face value of $500,000 were converted to common shares.

11.   Capital Stock

       Authorized
        145,000,000 common shares, par value $0.001
        5,000,000  preferred shares, par value $0.001

                                                            2004            2003
        Issued
            40,471,607 common shares (2003 - 6,407,427)  $40,471          $6,407
                                                         -----------------------

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

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

      In February 2004, the Company issued 2,357,185 common shares upon the conversion of $500,000 of the convertible debentures as described in note 10.

      In February 2004, the Company issued 475,000 common shares for consulting services valued at $35,000.

      The convertible debentures as described in note 10 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

12.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Corporate income tax rates applicable to the Company in 2004 and 2003 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess. However, no income tax is payable in 2004 and 2003 due to tax losses.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003

12.   Income Taxes (cont'd)

      The Company has deferred income tax assets as follows:

                                             2004           2003
          Loss carry-forwards              $260,000        162,000
                                           ------------------------
          Valuation allowance              (260,000)      (162,000)
                                           ------------------------
                                           $      -              -

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

13.   Lease Commitments

      The Company is committed to office and factory lease obligations, with various expiry dates to October 26, 2004. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                2004                                      $         11,760
                                                          ----------------

14.   Subsequent Event

      On February 3, 2004 the Company entered into an agreement to acquire I-Plus Technologies Co. Ltd. ("IPT") in a combination stock and cash transaction. IPT is a Korean Company pioneering new technologies in next generation multimedia platforms for direct broadcasters, telecommunications companies and internet service providers. The Company will acquire 100% of the outstanding shares of IPT for $6,700,000 (8,000,000,000 Korean Won). The Company will invest $1,300,000 (2,000,000,000 Korean Won) in cash and issue common shares valued at $5,400,000 (6,000,000,000 Korean Won). The number of common shares issued will be the greater of a) the number determined based on the average closing bid price of the Company's common shares for three trading weeks prior to closing, and b) 11,300,000. The Company shall take full responsibility for any and all additional financing which may be required for Research and Development, manufacturing and operation of IPT after the acquisition. As at March 31, 2004 the agreement has not been finalized.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


15.   Contingencies

      In December 2003, the holder of the convertible promissory note described in note 8 filed a complaint against the Company in the United States District Court for the District of Minnesota. The complaint alleged breach of the convertible promissory note, for which conversion notices had been issued. The plaintiff claimed that they had served a copy of the complaint on or before December 27, 2003. As the Company had no known defences to the lawsuit, it did not respond to the complaint, and the plaintiff moved for default judgment. A default judgment was entered on February 12, 2004. The plaintiff is currently considering the Company's offer of settlement, which includes the following essential terms: the Company would pay the principal and interest as per the original note plus attorneys fees and $50,000 extra by converting 150,000 shares per month (75,000 shares every two weeks) regardless of the price of the stock until all of the amounts above are attained. The plaintiff can use the original note to legally convert to free trading shares. Additionally, the Company would give the plaintiff 100,000 restricted shares. In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint. As at March 31, 2004, the settlement amount can not be reasonably determined, and as such no additional amounts have been accrued with respect to this matter.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Registrant is a global manufacturer and distributor of satellite components. The primary product of the Registrant is Low-Noise Blockdown converters ("LNB") which are the essential element enabling DBS (Direct Broadcast Satellite) satellites to receive and convert satellite transmission signals. The Registrant currently serves the satellite television market and is in the process of expanding to serve the satellite radio and military hardware sectors.

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

During September 2003 the Registrant completed the development of its "Flat Antenna" with an automatic satellite tracking system. The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools to install. The compact portable design makes the Antenna suitable for use indoors as well as out doors. The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions including boats in marinas and recreational vehicles or summer homes as an example. The Registrant has commenced development of in-motion models of the new flat antennae solution for buses, trains, motor homes, boats and automobiles. These products will address the satellite television markets served by companies such as Direct TV. The Registrant has first licensed and then purchased the patent rights for the key operating mechanism for its portable DBS Flat Antenna. This technology applies specifically to portable satellite antenna mechanism capable of implementing an accurate horizontal and vertical directional position to attain a satellite signal automatically. The licensing of this intellectual property enhances the Registrant's DBS Flat Antenna market positioning and provides the Registrant the exclusive right to use this intellectual property related to evolving product and development plan to introduce new and unique products at price points significantly below other providers of similar high end solutions.

On October 1, 2003 the Registrant received an order for 45,000 Flat Antennas from a leading distributor of satellite electronics and components to the commercial electronics market in Japan. The initial systems were scheduled for delivery beginning in March 2004, but have been delayed to incorporate product refinements and deliveries are expected to start in June 2004.

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended March 31, 2004 and 2003, the Company experienced net losses of $319,443 and $134,657 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

Forward-Looking Statements

The foregoing discussion may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based primarily on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

            Except for the contingency described in Note 15 to the Consolidated Financial Statements, neither the Company nor its property is the subject of any pending material legal proceeding.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

            None/Not Applicable.

Item 3. Defaults Upon Senior Securities

            None/Not Applicable - except for the contingency described in Note 15 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

            None/Not Applicable.

Item 5. Other Information

            None/Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

            None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M B TECH, INC
Registrant

By /s/ Bae, Han Wook
----------------------------------
Bae, Han Wook, President

By: /s/ Sangeon Park
----------------------------------
Sangeon Park, Chief Financial Officer

Dated: May 20, 2004