Form 10QSB
period 2004-06-30
MB TECH INC
filed 2004-08-17
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ender June 30, 2004

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _________ to _____________

                        Commission File Number: 000-26569

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,433,806 shares of common stock as of June 30, 2004.

         Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       PERIOD ENDED JUNE 30, 2004 AND 2003



                                    CONTENTS

Consolidated Balance Sheet                                                   1

Consolidated Statement of Stockholders' Deficiency                           2

Consolidated Statement of Operations                                     3 - 4

Consolidated Schedule of Expenses                                        5 - 6

Consolidated Statement of Cash Flows                                         7

Notes to Consolidated Financial Statements                              8 - 17

MB TECH INC.
Consolidated Balance Sheet
June 30, 2004 and 2003

                                                         2004           2003
                                                     -----------    -----------

                                     ASSETS

Current
    Cash and equivalents
                                                     $    77,891    $   122,791
    Term deposit (note 3)                                 13,896          5,880
    Accounts receivable                                  290,974             --
    Inventories                                          122,566             --
                                                     -----------    -----------

                                                         505,327        128,671
Equipment (note 4)                                        91,410        114,566
Deferred Financing Costs (note 5)                        180,648             --
Loan Receivable (note 6)                                  30,000             --
Prepaids and Deposits                                     29,621         55,727
                                                     -----------    -----------
                                                     $   837,006    $   298,964
                                                     ===========    ===========

                                  LIABILITIES

Current
    Bank loans (note 7)                              $   112,893    $   109,200
    Accounts payable                                     609,264        381,907
    Loans from shareholders and directors (note 8)        77,021         66,881
    Notes payable (note 9)                               128,000        100,000
    Loans payable - current portion (note 10)              4,170         15,406
                                                     -----------    -----------

                                                         931,348        673,394
Loans Payable (note 10)                                   19,281          4,915
Convertible Debentures (note 11)                         188,864             --
                                                     -----------    -----------
                                                       1,139,493        678,309


                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 12)                                   43,693         27,649
Paid in Capital                                        2,425,824      1,192,865
Accumulated Other Comprehensive Income                     8,918         (5,645)
Accumulated Deficit                                   (2,780,922)    (1,594,214)
                                                     -----------    -----------
                                                        (302,487) (379,345)
                                                     -----------    -----------
                                                     $   837,006    $   298,964
                                                     ===========    ===========

APPROVED ON BEHALF OF THE BOARD


          "HANWOOK BAE"                                   "SANGEON PARK"
---------------------------------                ------------------------------
            Director                                         Director

MB TECH INC.
Consolidated Statement of Stockholders' Deficiency
Six Months Ended June 30, 2004 and 2003






                                                             PAID IN      ACCUMULATED
                                                          CAPITAL IN            OTHER                         TOTAL
                                NUMBER OF     CAPITAL      EXCESS OF    COMPREHENSIVE    ACCUMULATED  STOCKHOLDERS'
                                   SHARES       STOCK      PAR VALUE    INCOME (LOSS)        DEFICIT     DEFICIENCY
                              -----------   ---------   ------------    -------------    -----------  -------------
Balance, January 1, 2003        6,407,427    $  6,407   $    962,531    $     (18,357)   $(1,251,668) $    (301,087)
Capital reduction             (15,931,035)    (15,931)        15,931               --             --             --
Common stock issued for
  cash                         15,172,414      15,172        374,828               --             --        390,000
Common stock issued on
  acquisition of MB Tech
  Co. Ltd.                     22,000,000      22,000       (154,092)              --             --       (132,092)
Common stock issuance
  costs                                --          --         (6,332)              --             --         (6,332)
Foreign exchange on
  translation                          --          --             --           12,712             --         12,712
Net Loss                               --          --             --               --       (342,546)      (342,546)
                              -----------   ---------   ------------    -------------    -----------  -------------
Balance, June 30, 2003         27,648,806   $  27,648   $  1,192,866    $      (5,645)   $(1,594,214) $    (379,345)
                              ===========   =========   ============    =============    ===========  =============


Balance, January 1, 2004       37,639,422   $  37,639   $  1,585,876    $       9,240    $(2,254,830) $    (622,075)
Common stock issued for
  services                        475,000         475         34,525               --             --         35,000
Conversion of convertible
  debenture into common
  stock  - March 31,
  2004(note 12)                 2,357,185       2,357        497,643               --             --        500,000
Conversion of convertible
  debenture into common
  stock - June 30, 2004
  (note 12)                     3,221,747       3,222        307,780               --             --        311,002
Foreign exchange on
  translation                          --          --             --             (322)            --           (322)
Net Loss                               --          --             --               --       (526,092)      (526,092)
                              -----------   ---------   ------------    -------------    -----------  -------------
Balance, June 30, 2004         43,693,354   $  43,693   $  2,425,824    $       8,918    $(2,780,922) $    (302,487)
                              ===========   =========   ============    =============    ===========  =============



MB TECH INC.
Consolidated Statement of Operations
Six Months Ended June 30, 2004 and 2003





                                            2004            2003
                                    ------------    ------------
SALES                               $     12,206    $         --

COST OF SALES                             41,211          15,171
                                    ------------    ------------

GROSS LOSS                               (29,005)        (15,171)
                                    ------------    ------------

EXPENSES (page 5)                        490,641         324,062
                                    ------------    ------------

OPERATING LOSS                          (519,646)       (339,233)
                                    ------------    ------------

Other Income
    Interest income                        2,116              11
                                    ------------    ------------

NON-OPERATING EXPENSES
    Interest expense                      12,084           5,017
    Other                                 (3,522)         (1,693)
                                    ------------    ------------

                                           8,562           3,324
                                    ------------    ------------

NET LOSS                            $   (526,092)   $   (342,546)
                                    ============    ============

LOSS PER SHARE (note 12)            $     (0.013)   $     (0.016)
                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES     41,112,802      22,000,000
                                    ============    ============

MB TECH INC.
Consolidated Statement of Operations
Quarters Ended June 30, 2004 and 2003



                                            2004            2003
                                    ------------    ------------
SALES                               $     12,206    $         --

COST OF SALES                             30,459              --
                                    ------------    ------------

GROSS LOSS                               (18,253)             --
                                    ------------    ------------

EXPENSES (page 6)                        189,016         205,361
                                    ------------    ------------

OPERATING LOSS                          (207,269)       (205,361)
                                    ------------    ------------

OTHER INCOME
    Interest income                          120              11
                                    ------------    ------------

NON-OPERATING EXPENSES
    Interest expense                       5,801           2,545
    Other                                 (6,301)             (7)
                                    ------------    ------------

                                            (500)          2,538
                                    ------------    ------------

NET LOSS                            $   (206,649)   $   (207,888)
                                    ============    ============

LOSS PER SHARE                      $     (0.005)   $     (0.009)
                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES     42,522,350      22,000,000
                                    ============    ============

MB TECH INC.
Consolidated Schedule of Expenses
Six Months Ended June 30, 2004 and 2003


                                          2004        2003
                                    ----------   ---------
EXPENSES
    Consulting                      $  114,750   $  40,089
    Research and development            87,480      46,077
    Fees and charges                    83,704      12,140
    Salaries and benefits               73,783      85,864
    Bad debts                           45,110          --
    Travel                              32,933      22,928
    Rent                                 4,736      13,473
    Car maintenance                      4,149       2,889
    Entertainment                        2,504       9,287
    Taxes and dues                       2,203       5,141
    Communications                       2,149       3,817
    Utilities                            1,631          --
    Office and general                   1,090       5,605
    Supplies                               776       1,008
    Export expenses                        488      27,529
    Insurance                              392         539
    Repairs and maintenance                 --         676
    Depreciation                        32,763      47,520
    Realized foreign exchange loss          --        (520)
                                    ----------   ---------
                                    $  490,641   $ 324,062
                                    ==========   =========

MB TECH INC.
Consolidated Schedule of Expenses
Quarters Ended June 30, 2004 and 2003


                                          2004         2003
                                    ----------    ---------
EXPENSES
    Consulting                      $   49,125    $  40,089
    Bad debts                           45,110           --
    Research and development            31,199       20,621
    Salaries and benefits               23,530       38,459
    Fees and charges                    12,126       11,854
    Travel                               8,204       11,472
    Car maintenance                      1,828        1,606
    Rent                                   516        5,132
    Communications                         496        1,441
    Export expenses                        488       27,529
    Entertainment                          219        1,132
    Insurance                              198          517
    Utilities                              120           --
    Supplies                                78          386
    Office and general                      58        3,224
    Taxes and dues                          --        5,141
    Repairs and maintenance                 --          676
    Depreciation                        16,381       36,602
    Realized foreign exchange loss        (660)        (520)
                                    ----------    ---------
                                    $  189,016    $ 205,361
                                    ==========    =========

MB TECH INC.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003


                                                        2004         2003
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(526,092)   $(342,546)
Adjustments for:
      Depreciation                                    54,266       47,520
      Stock issued in exchange for services           35,000           --
      Accounts receivable                            104,572           --
      Inventories                                   (122,566)      26,573
      Prepaids and deposits                           64,490       (6,324)
      Accounts payable                               150,121      (15,551)
                                                   ---------    ---------
                                                    (240,209) (290,328)
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                        16,253       38,076
      Term deposit                                    (3,012)      (3,450)
                                                   ---------    ---------
                                                      13,241       34,626
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Loan receivable                                (30,000)          --
      Issuance of common stock                         1,366      251,576
      Loans payable                                   15,378       (6,614)
      Bank loans                                       4,057        3,900
      Notes payable                                       --      100,000
      Loans from shareholders and directors           19,251       28,991
                                                   ---------    ---------
                                                      10,052      377,853
                                                   ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (216,916)     122,151

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD     294,807          640
                                                   ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $  77,891    $ 122,791
                                                   =========    =========

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003

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

     b)   Going Concern

          The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended June 30, 2004 and 2003, the Company experienced net losses of $526,092 and $342,546 respectively.

          The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


1. DESCRIPTION OF BUSINESS AND GOING CONCERN (CONT'D)

          Management is pursuing various sources of equity financing in addition to increasing its sales base. During 2003, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna which management believes has a larger market and higher margins than LNB. During the quarter, the Company entered into an agreement to acquire I-Plus Technologies Co., Ltd. (as described in note ) which will market various new technologies to further increase its revenue streams. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

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

     c)   Unit of Measurement

          The US Dollar has been used as the unit of measurement in these financial statements.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


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

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     i)   Equipment

          Equipment is stated at cost. Depreciation is computed based on the estimated useful life of the respective asset as follows:

                                                  USEFUL LIFE
                                                    (YEARS)         BASIS
                                                  -----------   -------------
          Structures and fixtures                          5        Declining
          Furniture and office equipment                   5        Declining
          Vehicles                                         5        Declining
          Moulds                                           2        Declining
          Software                                         5    Straight-line

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


3. TERM DEPOSIT

     The term deposit has been pledged as security for Bank Loan #1 as described in note 7.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


4. EQUIPMENT

     Equipment is comprised as follows:


                                                           2004                     2003
                                                    ACCUMULATED              ACCUMULATED
                                            COST   DEPRECIATION       COST  DEPRECIATION
                                       ---------   ------------  ---------  ------------
      Structures and fixtures          $  23,132   $     16,742  $  20,775  $     10,322
      Furniture and office equipment      55,847         35,320     39,511        21,293
      Vehicles                            26,644         21,826     28,844        17,586
      Mould                              232,649        198,466    163,351       119,004
      Software                            25,492             --     30,290            --
                                       ---------   ------------  ---------  ------------
                                       $ 363,764   $    272,354  $ 282,771  $    168,205
                                       ---------   ------------  ---------  ------------
      Net carrying amount                          $     91,410             $    114,566
                                                   ============             ============


5. DEFERRED FINANCING COSTS

                                                           2004                     2003
                                                    ACCUMULATED              ACCUMULATED
                                            COST   AMORTIZATION       COST  AMORTIZATION
                                       ---------   ------------  ---------  ------------
      Financing costs                  $ 200,720   $     20,072  $      --  $         --
                                       ---------   ------------  ---------  ------------
      Net carrying amount                          $    180,648             $         --
                                                   ============             ============



6.   Loan Receivable

     The loan receivable bears interest at 5% per annum and is repayable interest-only semi-annually. The principal is due upon maturity on May 31, 2006.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


7. BANK LOANS

                                                           2004         2003
                                                   ------------  -----------
      Bank loan #1                                 $     26,043  $    25,200
      Bank loan #2                                       86,850       84,000
                                                   ------------  -----------
                                                   $    112,893  $   109,200
                                                   ============  ===========


     Bank Loan #1

     The loan, secured by a term deposit as described in note 3, bears interest at 11% per annum and matures January 16, 2005.

     Bank Loan #2

     This loan is unsecured, bears interest at 8.6% per annum and matures October 16, 2004.


8. LOANS FROM SHAREHOLDERS AND DIRECTORS

     The loans from the shareholders and directors are non-interest bearing, unsecured and due on demand.


9. NOTE PAYABLE

     During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. In December 2003, the note holder filed a complaint against the Company alleging breach of the convertible promissory note for which conversion notices had been issued as described in note 15.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


10. LOANS PAYABLE

                                                              2004          2003
                                 CURRENT      LONG-TERM      TOTAL         TOTAL
                               ---------   ------------  ---------  ------------
      Vehicle loan #1          $   4,170   $         --  $   4,170  $     13,979
      Vehicle loan #2                 --             --         --         6,342
      Faserwave Inc.                  --         22,200     22,200            --
                               ---------   ------------  ---------  ------------
                               $   4,170   $     22,200  $  26,370  $     20,321
                               =========   ============  =========  ============


     Vehicle loan #1

     The loan bears interest at 9% per annum calculated monthly, repayable in monthly payments of $654 including interest and matures November 2004. The loan is secured by the vehicle as described in note 4.

     Faserwave Inc.

     The loan payable is non interest and due on demand.


11. CONVERTIBLE DEBENTURES

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

     During the six months ended June 30, 2004, debentures with a face value of $809,636 were converted to common shares.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


12. CAPITAL STOCK

     Authorized

       145,000,000 common shares, par value $0.001
         5,000,000  preferred shares, par value $0.001

                                                           2004         2003
                                                   ------------  -----------
     Issued
      43,693,354  common shares (2003-6,407,427)   $     43,693  $    27,649
                                                   ============  ===========





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

     In November 2003, the Company issued 1,500,616 common shares upon the conversion of $1,500 of the convertible debentures as described in note 11.

     In November 2003, the Company issued 80,000,000 common shares held in escrow as security for the convertible debt as described in note 11. The common shares will be issued to the debt holder from escrow as it exercises its conversion right. On November 25, 2003, 1,500,616 shares were issued to the debt holder upon conversion of convertible debt of $1,500. As the debt holder is not entitled to the rights of common shares held in escrow until conversion, these shares have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

     In February 2004, the Company issued 2,357,185 common shares upon the conversion of $500,000 of the convertible debentures as described in note 11.

     In March 2004, the Company issued 475,000 common shares for consulting services valued at $35,000.

     In March 2004, the Company issued 965,241 common shares upon the conversion of $125,000 of the convertible debentures as described in note 11.

     In April 2004, the Company issued 1,000,000 common shares upon the conversion of $84,636 of the convertible debentures as described in note 11.

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


12. CAPITAL STOCK (CONT'D)

     In May 2004, the Company issued 1,256,506 common shares upon the conversion of $100,000 of the convertible debentures as described in note 11.

     The convertible debentures as described in note 11 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

13. INCOME TAXES

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Corporate income tax rates applicable to the Company in 2004 and 2003 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess. However, no income tax is payable in 2004 and 2003 due to tax losses.

     The Company has deferred income tax assets as follows:

                                                           2004         2003
                                                   ------------  -----------

     Loss carry-forwards                           $    295,000      196,000
     Valuation allowance                               (295,000)    (196,000)
                                                   ------------  -----------
                                                   $         --  $        --
                                                   ============  ===========


     Deferred tax assets due to future benefits of net operating losses have not been recorded in the financial statements due to uncertainties.


14. LEASE COMMITMENTS

     The Company is committed to office and factory lease obligations, with various expiry dates to October 26, 2004. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

     2004                                          $      5,520
                                                   ------------

MB TECH INC.
Notes to Financial Statements
June 30, 2004 and  2003


15. CONTINGENCIES

     In December 2003, the holder of the convertible promissory note described in note 9 filed a complaint against the Company in the United States District Court for the District of Minnesota. The complaint alleged breach of the convertible promissory note, for which conversion notices had been issued. The plaintiff claimed that they had served a copy of the complaint on or before December 27, 2003 and the plaintiff moved for default judgment. A default judgment was entered on February 12, 2004. The plaintiff is currently considering the Company's offer of settlement, which includes the following essential terms: the Company would pay the principal and interest as per the original note plus attorneys fees and $50,000 extra by converting 150,000 shares per month (75,000 shares every two weeks) regardless of the price of the stock until all of the amounts above are attained. The plaintiff can use the original note to legally convert to free trading shares. Additionally, the Company would give the plaintiff 100,000 restricted shares. In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint. As at June 30, 2004, the settlement amount can not be reasonably determined, and as such no additional amounts have been accrued with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Registrant plans to be a global manufacturer and distributor of satellite components. The primary product of the Registrant is Low-Noise Blockdown converters ("LNB") which are the essential element enabling DBS (Direct Broadcast Satellite) satellites to receive and convert satellite transmission signals. The Registrant currently serves the satellite television market and is in the process of expanding to serve the satellite radio and military hardware sectors.

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

The Registrant plans to be a leader and pioneer in Satellite receiver technologies starting with the multihorn LNB however, instituted a paradigm shift in its core business from a supplier of electronic components for DBS satellites, to an end-user consumer-driven Company delivering specialized entertainment solutions for the mass market.

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

On October 1, 2003 the Registrant received an order for 45,000 Flat Antennas from a leading distributor of satellite electronics and components to the commercial electronics market in Japan. The initial systems, originally scheduled for delivery beginning in March 2004, have been delayed to incorporate product refinements until June, 2004. However, as the distributor has been suffered financial difficulties, the Registrant has not received the purchase order or L/C yet. Even The Registrant's Flat Antenna field test yielded excellent results, with signal reception and auto-tracking performing perfectly in Japan. The Registrant and the distributor agreed to make new contract between the MB Tech and the distributor's buyers directly under the support of distributor. In addition to make effort to close the existing contract, the Registrant is trying to expand the marketing channel in Japan through contact with the other import or distributor.

The Registrant has successfully tested its proprietary portable auto positioning flat antenna for Direct Broadcast Satellite (DBS) Services such as DirecTV. For marketing in the North America, the Registrant plans to sell the Product combined with a basic digital set top box in an affordable service offering with the major distributors and or service providers.

To strengthen the R&D competence, the Registrant appointed the engineer Mr. TK Cho as Chief Technology Office and it has entered into a strategic agreement with Teltron, a Korean developer of the Phase Shifter Chip, to produce what it believes will be the world's most advanced Active Phased Array Satellite Antenna. The MB Tech/Teltron Active Phased Array Antenna will be more advanced than current competitive systems which use passive technology and multiple servos for adjusting azimuth and elevation. It will use only one motor for azimuth and the elevation will be controlled by the phase shifter chip, producing a unit that is only 2 inches in height. The Registrant and Teltron also agreed to build cooperative relationship for the development of any and all commercial and military products.

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended June 30, 2004 and 2003, the Company experienced net losses of $205,283 and $207,888 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the chief executive officer) and its Vice President (who has served as the principal financial and accounting officer). Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

               None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 15, 2004
                                                   M B TECH, INC
                                                   Registrant

                                                By: /s/ Bae, Han Wook
                                                   -----------------------------
                                                   Bae, Han Wook, President

                                                By: /s/ Sangeon Park
                                                   -----------------------------
                                                   Sangeon Park, Chief Financial
                                                   Officer