Form 10QSB
period 2004-09-30
MB TECH INC
filed 2004-11-19
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ender September 30, 2004

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

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    PERIOD ENDED SEPTEMBER 30, 2004 AND 2003




                                    CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Public Accounting Firm                              1

Consolidated Balance Sheet                                                2

Consolidated Statement of Stockholders' Deficiency                        3

Consolidated Statement of Operations                                    4 - 5

Consolidated Schedule of Expenses                                       6 - 7

Consolidated Statement of Cash Flows                                      8

Notes to Consolidated Financial Statements                              9 - 19

Item 2. Management's Discussion and Analysis on Plan of Operation         20

Item 3. Controls and Procedures                                           23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 3. Defaults Upon Senior Securities                                   24

Item 4. Submission of Matters to a Vote of Security Holders               24

Item 5. Other Information                                                 24

Item 6. Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MB TECH INC.

      We have reviewed the consolidated balance sheets of MB TECH INC. and subsidiaries (the "Company") as at September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




                                                       "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
November 5, 2004

MB TECH INC.
Consolidated Balance Sheet
September 30, 2004 and 2003

                                                             2004            2003
                                     ASSETS
CURRENT
    Cash and equivalents                                 $     10,292    $      3,108
    Term deposit (note 4)                                      13,882           8,700
    Accounts receivable (net of allowance for
      doubtful accounts of 2004 - $96,662; 2003 - nil)        178,573          27,334
    Inventories                                               122,440              --
                                                         ------------    ------------

                                                              325,187          39,142
EQUIPMENT (note 5)                                             76,269          90,238
DEFERRED FINANCING COSTS (note 6)                             170,612              --
PREPAIDS AND DEPOSITS                                          75,600          57,902
GOODWILL                                                       43,234              --
                                                         ------------    ------------
                                                         $    690,902    $    187,282
                                                         ============    ============

                                   LIABILITIES
CURRENT
    Bank loans (note 7)                                  $    112,776    $    109,200
    Accounts payable                                          597,874         421,184
    Loans from shareholders and directors (note 8)             95,765          88,961
    Notes payable (note 9)                                    130,000         100,000
    Loans payable - current portion (note 10)                   2,066          14,680
                                                         ------------    ------------

                                                              938,481         734,025
LOANS PAYABLE (note 10)                                            --           1,245
CONVERTIBLE DEBENTURES (note 11)                               30,000              --
                                                         ------------    ------------

                                                              968,481         735,270
                                                         ------------    ------------

                            STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 12)                                        51,372          27,898
PAID IN CAPITAL                                             2,666,643       1,305,116
ACCUMULATED OTHER COMPREHENSIVE INCOME                         23,972           6,458
ACCUMULATED DEFICIT                                        (3,019,566)     (1,887,460)
                                                         ------------    ------------
                                                             (277,579)       (547,988)
                                                         ------------    ------------

                                                         $    690,902    $    187,282
                                                         ============    ============

APPROVED ON BEHALF OF THE BOARD


           "HANWOOK BAE"                                      "SANGEON PARK"
        -------------------                                 -------------------
             Director                                             Director

MB TECH INC.
Consolidated Statement of Stockholders' Deficiency
Nine Months Ended September 30, 2004 and 2003


                                                                        PAID IN      ACCUMULATED
                                                                      CAPITAL IN         OTHER                            TOTAL
                                         NUMBER OF       CAPITAL       EXCESS OF     COMPREHENSIVE    ACCUMULATED     STOCKHOLDERS'
                                          SHARES          STOCK        PAR VALUE      INCOME (LOSS)     DEFICIT        DEFICIENCY
                                      ---------------------------------------------------------------------------------------------

Balance, January 1, 2003                 6,407,427    $      6,407    $    962,531    $    (18,357)   $ (1,251,668)   $   (301,087)

Capital reduction                      (15,931,035)        (15,931)         15,931              --              --              --

Common stock issued for cash            15,172,414          15,172         374,828              --              --         390,000
Common stock issued on acquisition
  of MB Tech Co. Ltd.                   22,000,000          22,000        (154,092)             --              --        (132,092)

Common stock issued for services           250,000             250         112,250              --              --         112,500
Common stock issuance costs                     --              --          (6,332)             --              --          (6,332)
Foreign exchange on translation                 --              --              --          24,815              --          24,815
Net Loss                                        --              --              --              --        (635,792)       (635,792)
                                      ------------    ------------    ------------    ------------    ------------    ------------


Balance, September 30, 2003             27,898,806    $     27,898    $  1,305,116    $      6,458    $ (1,887,460)   $   (547,988)
                                      ============    ============    ============    ============    ============    ============


Balance, January 1, 2004                37,639,422    $     37,639    $  1,585,876    $      9,240    $ (2,254,830)   $   (622,075)

Common stock issued for services
  - March 31, 2004 (note 12)               475,000             475          34,525              --              --          35,000
Conversion of convertible
  debenture into common stock
  -  March 31, 2004 (note 12)            2,357,185           2,357         497,643              --              --         500,000
Conversion of convertible
  debenture into common stock
  - June 30, 2004 (note 12)              3,221,747           3,222         307,780              --              --         311,002
Conversion of convertible debenture
  into common stock
  - September 30, 2004 (note 12)         5,079,461           5,079         152,419              --              --         157,498
Common stock issued for services
  - September 30, 2004 (note 12)         2,600,000           2,600          88,400              --              --          91,000
Foreign exchange on translation                 --              --              --          14,732              --          14,732
Net Loss                                        --              --              --              --        (764,736)       (764,736)
                                      ------------    ------------    ------------    ------------    ------------    ------------


Balance, September 30, 2004             51,372,815    $     51,372    $  2,666,643    $     23,972    $ (3,019,566)   $   (277,579)
                                      ============    ============    ============    ============    ============    ============

MB TECH INC.
Consolidated Statement of Operations
Nine Months Ended September 30, 2004 and 2003



                                        2004            2003
                                    ------------    ------------
SALES                               $     12,206    $     44,016

COST OF SALES                             51,963          61,137
                                    ------------    ------------


GROSS LOSS                               (39,757)        (17,121)
                                    ------------    ------------

EXPENSES (page 6)                        717,093         612,218
                                    ------------    ------------

OPERATING LOSS                          (756,850)       (629,339)
                                    ------------    ------------

OTHER INCOME
    Interest income                        2,120              13
    Other                                  4,080              --
                                    ------------    ------------

                                           6,200              13
                                    ------------    ------------

NON-OPERATING EXPENSES
    Interest expense                      14,086           5,762
    Other                                     --             704
                                    ------------    ------------

                                          14,086           6,466
                                    ------------    ------------

NET LOSS                            $   (764,736)   $   (635,792)
                                    ============    ============

LOSS PER SHARE (note 12)            $      (0.02)   $      (0.02)
                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES     42,862,166      28,181,373
                                    ============    ============

MB TECH INC.
Consolidated Statement of Operations
Quarters Ended September 30, 2004 and 2003



                                        2004            2003
                                    ------------    ------------
SALES                               $         --    $     44,016

COST OF SALES                             10,752          19,198
                                    ------------    ------------

GROSS (LOSS) PROFIT                      (10,752)         24,818
                                    ------------    ------------

EXPENSES (page 7)                        226,452         314,924
                                    ------------    ------------

OPERATING LOSS                          (237,204)       (290,106)
                                    ------------    ------------

OTHER INCOME
    Interest income                            4               2
    Other                                    558              --
                                    ------------    ------------

                                             562               2
                                    ------------    ------------

NON-OPERATING EXPENSES
    Interest expense                       2,002             745
    Other                                     --           2,398
                                    ------------    ------------

                                           2,002           3,143
                                    ------------    ------------

NET LOSS                            $   (238,644)   $   (293,247)
                                    ============    ============

LOSS PER SHARE                      $      (0.01)   $      (0.01)
                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES     47,213,531      27,898,806
                                    ============    ============

MB TECH INC.
Consolidated Schedule of Expenses
Nine Months Ended September 30, 2004 and 2003





                                        2004        2003

EXPENSES
    Salaries and benefits            $ 149,928   $ 124,615
    Research and development           133,671      88,831
    Consulting                         120,050     206,006
    Bad debts                          108,159          --
    Fees and charges                    79,794      19,476
    Travel                              51,199      43,287
    Rent                                 5,424      17,013
    Car maintenance                      4,149       5,146
    Entertainment                        3,677      10,577
    Taxes and dues                       3,216       6,450
    Communications                       2,716       4,944
    Utilities                            1,754         265
    Office and general                   1,090       6,355
    Supplies                             1,077       2,755
    Repairs and maintenance                688         685
    Export expenses                        487          --
    Insurance                              448       1,305
    Depreciation                        48,906      75,034
    Realized foreign exchange loss         660        (526)
                                     ---------   ---------


                                     $ 717,093   $ 612,218
                                     =========   =========

MB TECH INC.
Consolidated Schedule of Expenses
Quarters Ended September 30, 2004 and 2003




                                               2004         2003

EXPENSES
    Salaries and benefits                   $  76,145    $  38,750
    Bad debts                                  63,049           --
    Research and development                   46,191       41,994
    Travel                                     18,266       20,359
    Fees and charges                           (3,910)       7,336
    Consulting                                  5,300      165,917
    Entertainment                               1,173        1,290
    Taxes and dues                              1,013        1,309
    Rent                                          688        3,540
    Repairs and maintenance                       688            9
    Communications                                567        1,127
    Supplies                                      300        1,747
    Utilities                                     123          265
    Insurance                                      56          766
    Car maintenance                                --        2,257
    Office and general                             --          750
    Depreciation                               16,143       27,514
    Realized foreign exchange (gain) loss         660           (6)
                                            ---------    ---------


                                            $ 226,452    $ 314,924
                                            =========    =========

MB TECH INC.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2004 and 2003




                                                          2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(764,736)   $(635,792)
Adjustments for:
      Depreciation                                        79,014       75,034
      Stock issued in exchange for services              126,000      112,500
      Accounts receivable                                247,109      (27,334)
      Inventories                                       (121,368)      27,557
      Prepaids and deposits                               19,654       10,752
      Deferred finance charges                            30,108           --
      Accounts payable                                   113,461        9,697
                                                       ---------    ---------


                                                        (270,758)    (427,586)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                           (30,473)          --
      Proceeds on disposition of equipment                    --       14,495
      Acquisition of goodwill                            (42,856)          --
      Term deposit                                        (2,580)      (5,880)
                                                       ---------    ---------

                                                         (75,909)       8,615
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                --      383,668
      Loans payable                                       (6,245)     (12,008)
      Bank loans                                             (12)          --
      Notes payable                                       30,000           --
      Loans from shareholders and directors               35,583       49,668
                                                       ---------    ---------

                                                          59,326      421,328
                                                       ---------    ---------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS              2,826          111

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (284,515)       2,468

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD         294,807          640
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $  10,292    $   3,108
                                                       =========    =========

    Interest paid                                      $  14,086    $   5,762
                                                       =========    =========

    Income taxes paid                                  $      --    $      --
                                                       =========    =========

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003


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

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended September 30, 2004 and 2003, the Company experienced net losses of $764,736 and $635,792 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003


1.    DESCRIPTION OF BUSINESS AND GOING CONCERN(CONT'D)

            Management is pursuing various sources of equity financing in addition to increasing its sales base. During 2003, the Company shifted its primary focus from the sale of LNB to the sale of flat antenna which management believes has a larger market and higher margins than LNB. During the quarter, the Company acquired Faserwave Inc. which develops antenna-related products such as the auto-positioning flat antenna, phased array antenna and the in motion tracking antenna. The subsidiary will manufacture and sell antenna-related products in the future. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

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

            The acquisition of Faserwave Inc. has been accounted for by the purchase method in accordance with FAS-141 "Business Combinations".

      c)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in these financial statements.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003


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

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003



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

      j)    Goodwill and Other Intangible Assets

            Goodwill has been recorded in accordance with FAS-142, "Goodwill and Other Intangible Assets".

            Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the tangible and intangible assets acquired, less liabilities assumed, based on their fair values. When the Company enters into a business combination, the purchase method of accounting is used. Goodwill is assigned as of the date of the business combination to reporting units that are expected to benefit from the business combination.

            Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit, including goodwill, is compared with its fair value. When the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case, the implied fair value of the reporting unit's goodwill, determined in the same manner as the value of goodwill is determined in a business combination, is compared with its carrying amount to measure the amount of the impairment loss, if any.

      k)    Deferred Financing Costs

            Deferred financing costs are stated at cost and are being amortized on a straight line basis over the term of the related financing of 5 years.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      l)    Financial Instruments

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


3.    ACQUISITIONS AND DIVESTITURES

      In July 2004, the Company acquired 100% of the common shares of Faserwave Inc. (Faserwave) from the CEO of the Company for cash consideration of approximately $43,000 (50,000,000 Won). The acquisition has been recorded by the purchase method.

      Faserwave, a corporation incorporated in April 2004 in Seoul Korea, is in the business of developing antenna-related products. The acquistion is a major part of the company's plan to diversify its business from development and sale of LNB products to that of the antenna-related products.

      Details of the net assets acquired, at fair value, and the consideration given are as follows:

            Cash                                       $      25
            Term deposits                                 20,220
            Accounts and sundry receivable                39,100
            Fixed assets                                   1,831
            Goodwill                                      43,234
                                                       ---------

                                                         104,410
            Accounts payable and accrued liabilities     (61,410)
                                                       ---------

            Total cash consideration                   $  43,000
                                                       =========

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003



3.    ACQUISITIONS AND DIVESTITURES (CONT'D)


      Pro-forma results of operations as though the acquisition had been completed at the beginning of the period are as follows:

                               9 MONTHS ENDED    9 months ended      3 MONTHS ENDED      3 months ended
                               SEPT 30, 2004      Sept 30, 2003       SEPT 30, 2004       Sept 30, 2003


      REVENUE                $         12,206    $         44,029    $             --    $         44,018

      EXPENSES                        849,266             679,821             268,114             337,265
                             ----------------    ----------------    ----------------    ----------------

      NET (LOSS) BEFORE
        EXTRAORDINARY ITEM           (837,060)           (635,792)           (268,114)           (293,247)
                             ----------------    ----------------    ----------------    ----------------

      NET (LOSS)             $       (837,060)   $       (635,792)   $       (268,114)   $       (293,247)
                             ================    ================    ================    ================

      (LOSS) PER SHARE       $          (0.02)   $          (0.02)   $          (0.01)   $          (0.01)
                             ================    ================    ================    ================


4.    TERM DEPOSIT

      The term deposit has been pledged as security for Bank Loan #1 as described in note 7.


5.    EQUIPMENT

      Equipment is comprised as follows:

                                                                  2004                             2003
                                                           ACCUMULATED                       Accumulated
                                                 COST     DEPRECIATION             Cost     Depreciation
                                       -----------------------------------------------------------------
      Structures and fixtures          $       23,107   $       17,653   $       21,573   $       12,298
      Furniture and office equipment           57,622           38,269           41,031           24,998
      Vehicles                                 26,616           22,505           24,849           17,857
      Mould                                   232,407          209,108          169,633          138,209
      Software                                 28,296            4,244           48,516           22,002
                                       --------------   --------------   --------------   --------------

                                       $      368,048   $      291,779   $      305,602   $      215,364
                                       --------------   --------------   --------------   --------------

      Net carrying amount                               $       76,269                    $       90,238
                                                        ==============                    ==============

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003

6.    DEFERRED FINANCING COSTS

                                                   2004                           2003
                                            ACCUMULATED                    Accumulated
                                    COST   AMORTIZATION           Cost    Amortization
                            ----------------------------------------------------------
      Financing costs       $    200,720   $     30,108   $         --   $         --

      Net carrying amount                  $    170,612                  $         --


7.    BANK LOANS

                       2004       2003

      Bank loan #1   $ 26,016   $ 25,200
      Bank loan #2     86,760     84,000
                     --------   --------

                     $112,776   $109,200
                     ========   ========

      Bank Loan #1

      The loan, secured by a term deposit as described in note 4, bears interest at 11% per annum and matures January 16, 2005.

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

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003





10.   LOANS PAYABLE

                                                2004        2003
                      CURRENT    LONG-TERM     TOTAL       Total
                     ---------   ---------   ---------   ---------


      Vehicle loan   $   2,066   $      --   $   2,066   $  15,925
                     =========   =========   =========   =========


      Vehicle loan

      The loan bears interest at 9% per annum calculated monthly, repayable in monthly payments of $654 including interest and matures November 2004. The loan is secured by the vehicle as described in note 5.


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

      During the nine months ended September 30, 2004, debentures with a face value of $968,500 were converted to common shares.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003


12.   CAPITAL STOCK

        Authorized
              145,000,000 common shares, par value $0.001
               5,000,000  preferred shares, par value $0.001

                                                                  2004              2003
        Issued
            53,414,715  common shares (2003 - 27,898,806)       $  51,372         $  27,899
                                                                =========         =========



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

      In March 2004, the Company issued 965,241 common shares upon the conversion of $125,000 of the convertible debentures as described in note 11.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003

12.   CAPITAL STOCK

      In April 2004, the Company issued 1,000,000 common shares upon the conversion of $84,636 of the convertible debentures as described in note 11.

      In May 2004, the Company issued 1,256,506 common shares upon the conversion of $100,000 of the convertible debentures as described in note 11.

      In July 2004, the company issued 140,535 common shares upon conversion of $6,500 of the convertible debentures as described in note 11.

      In August 2004, the company issued 100,000 common shares for consulting services valued at $3,500.

      In August 2004, the company issued 2,500,000 common shares for salaries valued at $77,500.

      In September 2004, the company issued 4,938,926 common shares upon the conversion of $462,000 of the convertible debentures as described in note 11.

      The convertible debentures as described in note 11 have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.


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


14.   RELATED PARTY TRANSACTIONS

      In July 2004, the Company acquired 100% of the common shares of Faserwave Inc. at approximately $43,000 from the Company's chief executive officer who is also a minority shareholder, as described in note 3.

MB TECH INC.
Notes to Financial Statements
September 30, 2004 and  2003



15.   CONTINGENCIES

      In December 2003, the holder of the convertible promissory note described in note 9 filed a complaint against the Company in the United States District Court for the District of Minnesota. The complaint alleged breach of the convertible promissory note, for which conversion notices had been issued. The plaintiff claimed that they had served a copy of the complaint on or before December 27, 2003. As the Company had no known defences to the lawsuit, it did not respond to the complaint, and the plaintiff moved for default judgment. A default judgment was entered on February 12, 2004. The plaintiff is currently considering the Company's offer of settlement, which includes the following essential terms: the Company would pay the principal and interest as per the original note plus attorneys fees and $50,000 extra by converting 150,000 shares per month (75,000 shares every two weeks) regardless of the price of the stock until all of the amounts above are attained. The plaintiff can use the original note to legally convert to free trading shares. Additionally, the Company would give the plaintiff 100,000 restricted shares. In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint. As at September 30, 2004, the settlement amount can not be reasonably determined, and as such no additional amounts have been accrued with respect to this matter.

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

On October 1, 2003 the Registrant received an order for 45,000 Flat Antennas from a leading distributor of satellite electronics and components to the commercial electronics market in Japan. The initial systems, originally scheduled for delivery beginning in March 2004, have been delayed to incorporate product refinements until September, 2004. As the distributor has been suffered financial difficulties, the Registrant has not received the purchase order or L/C yet. Even CEO's sudden death made distributor to be reorganized with new management team. The new management required new field test data through all over the country for buyer's approval. The Registrant's Flat Antenna field test yielded excellent results, with signal reception and auto-tracking performing perfectly in Japan. In addition to make effort to close the existing contract, the Registrant is trying to expand the marketing channel in Japan through contact with the other import or distributor.

The Registrant has successfully tested its proprietary portable auto positioning flat antenna for Direct Broadcast Satellite (DBS) Services such as DirecTV. For marketing in the North America, the Registrant plans to sell the Product combined with a basic digital set top box in an affordable service offering with the major distributors and or service providers.

The Registrant has entered a cooperative agreement with Hyundai Digital Tech which is listed on KOSDAQ. Hyundai Digital Technology is one of the top developers of DVB/MPEG-2 Compliant set top boxes. The agreement identifies the joint goal to bundle the MB Tech core technologies and flat antennae with the set-top box for consumer markets, including DirectTV and the newly expanding worldwide vehicle and vessel markets. This agreement specifies the action plan for both MB Tech and Hyundai, and the shared responsibility in meeting the commitments in earnest to achieve the competitive lead in North America, Asia, and Europe in the consumer satellite market, through Hyundaii-s existing distribution channels. This strategic alliance is built on core technologies of a tracking board system that uses Satellite Network Identification, GPS technology and sense technology for detecting the signal strength of specific satellites. The MB Techi-s Flat antenna and Hyundaii-s set-top box will be bundled to DirecTV and distributors throughout the world.

The Registrant has established a new market oriented company, Faserwave Inc.in Korea.

The new company will be specializing in the antenna sector of the Company's business to develop, manufacture, and sell antenna only related products of MB Tech such as the auto positioning flat antenna, phased array antenna, in-motion tracking antenna, etc.

On August 1st 2004, MB Tech decided to spin off Faserwave Inc., its former R&D center located in Dongseoul College, Seongnam city, Korea, from MB Tech Korea as a wholly owned subsidiary of MB Tech, Inc. Faserwave also has the R&D facilities and intellectual properties as assets with no liabilities. Besides the antenna business, Faserwave will function as a R&D center for MB Tech Korea as well. Mr. Hanwook Bae and Mr. Teakwan Cho, President and CTO of MB Tech will manage Faserwave.

MB Tech Korea under Mr.Shin's control will concentrate its efforts on sales and marketing of the present products including LNB, Parabola antenna and Flat antenna for the domestic (Korea) and Japanese markets. Establishment of new company has two meanings. First, the Registrant planning to focus more on the higher margin segment of satellite industry like auto positioning antenna, phased array antenna, Marine tracking antenna and Military navigation system, etc. Secondly, the Registrant is reorganizing MB Tech Korea's assets along its core strengths to create a less duplicative and more efficient structure.i+/-

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except for the contingency described in Note 15 to the Consolidated Financial Statements, neither the Company nor its property is the subject of any pending material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None/Not Applicable.

Item 3. Defaults Upon Senior Securities

            None/Not Applicable.

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

Dated: November 18, 2004