Form 10KSB
period 2004-12-31
MB TECH INC
filed 2005-04-18
CIK 1085819

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 000-32725

                                  MB TECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                  88-9399260
                 ------                                  ----------
(State or jurisdiction of incorporation     (I.R.S. Employer Identification No.)
            or organization)

                          Suite 5408, Dongseoul College
                    Bokjeong-dong, Sujeong-gu, Seongnam City
                                Republic of Korea
               (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: 82-31- 757-1765

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

The Registrant had revenues of $248,787 for the fiscal year ended on December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004: Common Stock, par value $0.001 per share - $2,756,290 based upon a total of 39,375,568 shares held by non-affiliates and the last sales price on that date of $ 0.07. As of March 31, 2005, the Registrant had 74,095,990 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                          PAGE
PART I
  ITEM 1.  BUSINESS                                                         3
  ITEM 2.  PROPERTIES                                                       4
  ITEM 3.  LEGAL PROCEEDINGS                                                4
  ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS                5

PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY                            5
           AND RELATED STOCKHOLDER MATTERS
  ITEM 6.  PLAN OF OPERATION                                                6
  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      8
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                   10
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A  CONTROLS AND PROCEDURES                                         10

PART III
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              10
  ITEM 10. EXECUTIVE COMPENSATION                                          11
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                        11
           OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  11

PART IV
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND                   12
           REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                          13

SIGNATURES                                                                 15

                                     PART I.

ITEM 1. DESCRIPTION OF THE BUSINESS AND CURRENT BUSINESS DEVELOPMENT

INTRODUCTION

The Registrant is a global manufacturer and distributor of electronic components. The Registrant and its subsidiaries produce products for the DBS satellite industry and state of the art RF microwave and communications technologies with consumer and military applications. The Registrant serves the satellite television market as a provider of hardware and bundled solutions, and is expanding to serve the satellite radio and military hardware and solutions sectors. Registrant strives to deliver a lower cost solution to increase satellite users, and capitalize on volume production for that new market.

BUSINESS AND PRODUCTS

The Registrant had established itself as a global provider of LNB (Low Noise Blockdown) converters. These essential components were required in every DBS (Direct Broadcast Satellite) dish and other receiving units, to convert satellite transmissions into useable signals.

The Registrant designed and manufactured LNB electronics - the signal converter needed on any DBS dish. These were the 18" pizza-sized dishes seen more and more frequently on building roof tops. The Registrant believed they could improve on the conventional design and could manufacture the units more efficiently and less expensively while still actually increasing the quality.

LNB business is not profitable products any more in DBS Market, so the Registrant has been try to move to the higher margin segment of the industry. The Registrant has instituted a paradigm shift in its core business from a supplier of electronic components for DBS satellites to and end-user consumer -driven Company delivering specialized antenna solution for the mass market

From 2003, the Registrant started to develop its "Flat Antenna" with an automatic satellite tracking system. The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools for installation by a consumer. The compact portable design makes the Antenna suitable for use indoors as well as outdoors. The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions including boats in marinas and recreational vehicles or summer homes as an example. The Registrant has commenced development of in-motion models of the new Flat Antennae solution for buses, trains, motor homes, boats and automobiles.

The Registrant has made important development breakthroughs with its silicon chip-based phased-array antenna system with its partner Teltron. The product will allow for mobile in-motion use for DBS services in vehicles such as SUVs, limousines, and RVs.

The new silicon chip-based phased shift array antenna will ultimately have the ability to fit in the roof lining of an SUV whereas many other systems are anywhere from 9 inches to 2 feet rise above the roof line and are of far greater cost to the consumer. Both of these factors pose barriers to entering the mass consumer market. The phased-array antenna has been tested successfully in a 3-inch height and will now be reduced to a 1-inch height with its complementary components. In this revised stature, the full satellite receiver complement is reduced in height and weight (a goal of nanotechnology), allowing for flexibility, portability, and tactical surface mobility.

The Registrant has initiated its marine satellite innovation in cooperation with A-Telecom Ltd, the leading low noise blocking converter (LNB) and satellite component manufacturing company worldwide. There are three parts of the marine system: antenna, media receiver, and software to track the satellite. The Registrant will be responsible for the antenna dish and utilize its existing tracking solution. A-Telecom will be responsible for the LNB and supporting hardware. The Registrant is directing the required modifications to existing technology and the development of a gyro-digital compass system which represents a key component in the new marine tracking system.

It is anticipated that the completion of the marine antenna will be the first quarter of 2005. The Registrant intends to market this product initially to the coastal service business and yacht market. The prototype presently has a unit sized as a 20-inch diameter dome with 21-inch height. The price is being targeted well below the industry overall which is in line with the company's overall corporate strategy of innovation and price performance.

The Registrant had one major customer located in South Korea which accounted for 95% of the total revenues for the year. The loss of the customer would have a material adverse effect on the Registrant. When the Registrant begins to ship the antenna products from 2005, the importance and dependence to one customer will be decrease.


ITEM 2. PROPERTIES

Location          Type       Principal use      Size        Ownership     Lease Expiration
--------------    --------   ---------------    --------    ----------    ----------------
Seoul Korea       Office     HQ                 76 m2       Leased        April 5, 2006
                             R&D
                             Marketing


ITEM3. LEGAL PROCEEDINGS

In December 2003, the holder of the convertible promissory note filed a complaint against the Company in the United States District Court for the District of Minnesota. A default judgment was entered on February 12, 2004. In April 14, 2005, the plaintiff agreed and signed the Registrant's offer of settlement, which includes the following essential terms:

      The Registrant will pay the principal and interest as per the original note at a total of $200,000. The amount will be paid over an eighteen month period. $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month afterwards for sixteen months until the amount is paid in full. 200,000 shares of new restricted stock will be issued upon execution of settlement agreement.

      In return, the plaintiff will give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint.

      The Company's failure to satisfy the settlement terms will result in reinstatement of the original judgment, less any payment made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fiscal 2004.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently quoted on the NASD Electronic Bulletin Board (OTC: BB) under the trading symbol "MBTT". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter for the year 2004 as reported by the National Quotation Bureau. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      HIGH BID          LOW BID
Fiscal 2004                           --------          -------

         First Quarter                   .34             .13
         Second Quarter                  .16             .03
         Third Quarter                   .25             .05
         Fourth Quarter                  .13             .06

Fiscal 2003

         First Quarter                  2.65             .25
         Second Quarter                 2.00             .23
         Third Quarter                   .90             .30
         Fourth Quarter                  .36             .13


     The Company presently is authorized to issue 145,000,000 shares of Common Stock and 5,000,000 Preferred Stock, of which 62,303,417 Common shares were outstanding as of December 31, 2004.

Holders

     There were approximately 166 holders of record of the Company's Common Stock as of December 31, 2004.

Dividends

     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

ITEM 6. SELECTED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         2004            2003           2001

SALES                                                $   248,787    $   404,269    $ 1,360,295
COST OF SALES                                            280,035        266,838      1,100,323
                                                     -----------------------------------------
GROSS PROFIT                                             (31,248)       137,431        259,972
                                                     -----------------------------------------
EXPENSES                                               1,241,036      1,124,036        884,732
                                                     -----------------------------------------
OPERATING LOSS                                        (1,273,035)      (986,605)      (624,760)
                                                     -----------------------------------------
OTHER INCOME
    Interest income                                           --            209            154
    Gain on disposal of subsidiary                       240,633
    Other                                                 10,837             --             --
                                                     -----------------------------------------
                                                         251,470            209            154
                                                     -----------------------------------------
NON-OPERATING EXPENSES
    Interest expense                                      43,163         10,660          5,486
    Other                                                     --          2,105          2.434
                                                     -----------------------------------------
                                                          12,765         12,765          7,920
                                                     -----------------------------------------
NET LOSS                                             $(1,064,728)      (999,161)      (632,526)


CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                         2004           2003           2002
CURRENT
  Cash and equivalents                               $   218,218    $   294,807    $       640
  Term deposit                                                --         10,884          2,430
  Accounts receivable                                    291,237        412,874             --
  Inventories                                                 --             --         26,573
                                                         590,455        718,565         29,643
EQUIPMENT                                                 23,069        120,852        167,467
DEFERRED FINANCING COSTS                                 269,579        200,720             --
INVESTMENT                                                52,402
PREPAIDS AND DEPOSITS                                     39,399         94,111         49,403
                                                     -----------------------------------------
                                                     $   893,904    $ 1,134,248    $   246,513
                                                     -----------------------------------------

                                   LIABILITIES
CURRENT
  Bank loans                                         $        --    $   108,836    $   105,300
  Accounts payable                                       305,278        459,143        377,475
  Loans from shareholders and directors                       --         57,770         37,890
  Notes payable                                          182,000        100,000
  Loans payable - current portion                             --          8,073         14,680
                                                     -----------------------------------------
                                                         487,278        733,822        535,345
LOANS PAYABLE                                                            12,255         25,448
CONVERTIBLE DEBENTURES                                   436,500        998,500             --
                                                     -----------------------------------------
                                                         923,778      1,732,322        547,600
                                                     -----------------------------------------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                             63,013         37,639          6,407
PAID IN CAPITAL                                        1,522,157      1,605,876        962,531
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)             17,468          9,240        (18,357)
ACCUMULATED DEFICIT                                   (1,632,512)    (2,250,829)    (1,251,668)
                                                     -----------------------------------------
                                                         (29,874)      (598,074)      (301,087)
                                                     -----------------------------------------
                                                     $   893,904    $ 1,134,248    $   246,513
                                                     -----------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The final samples of the portable flat antenna were delivered to the Japanese importer for test and approval. The importer is expected to register the portable antenna product for import during the second quarter of 2005.

On December 2004, successful testing of the portable antenna model was completed in Shen-yang and Chin-Dao China in connection with the Korean DBS SKY Life. It's anticipated that this will serve more than 2 million Koreans who live in China and desire SKY Life service. Meetings have commenced with importers and distributors to enter the final phases of their import.

The Beam Tilting antenna, which needs no adjustment in elevation and allows for easy installation, and the Marine antenna will be completed in joint efforts with A-Telecom by the end of the first quarter 2005.

The Registrant has entered a cooperative agreement with Hyundai Digital Tech which is listed on KOSDAQ. Hyundai Digital Technology is one of the top developers of DVB/MPEG-2 Compliant set top boxes. The agreement identifies the joint goal to bundle the MB Tech core technologies and flat antennae with the set-top box for consumer markets. This strategic alliance is built on core technologies of a tracking board system that uses Satellite Network Identification, GPS technology and sense technology for detecting the signal strength of specific satellites. The MB Tech's Flat antenna and Hyundai's set-top box will be bundled to DirecTV and distributors throughout the world.

The Registrant has entered an exclusive agreement with Nano Equities World Corporation (NEWC) a Military Marketing and Sales corporation which will handle the military sales world wide. This organization based in the US will provide a hands-on presence for MB Tech's flat antennae for all military applications. Mr. Harry Kay is a director of MB Tech who has been elected as president of NEWC.

During the year ended December 31, 2004, the Registrant had revenue from sales generated from LNB of 248,787 US dollar compared to 404,269 US dollar revenues from Antenna, LNB, Set-top box, and Services during the same period in 2003. The reduction of the annual revenue results from the reconstruction of the company business to emphasize Flat Antennas and to de-emphasize LNBs.

On April 2004, the Registrant has established a new market oriented company, Faserwave Inc.in Korea. The new company is specializing in the antenna sector of the Company's business to develop, manufacture, and sell antenna only such as the auto positioning flat antenna, phased array antenna, in-motion tracking antenna, etc.

By the establishment of new company, the Registrant focus more on the higher margin segment of satellite industry.

On December 20 2004, the Registrant entered into an Agreement which sets forth the terms and conditions for the assignment of 100% of MB Tech Korea's outstanding shares to Mr. Taehyun Shin who was CEO and President of MB Tech Korea.

A slump in business of MB Tech Korea made its financial state worse to pile up bad assets, accounts payable and liabilities, which could not be settled in near future with its normal course of business. The management tried to find out how to improve its financial situation and determined to reorganize MB Tech Korea. MB Tech Korea assigned its core assets to Faserwave and disposed its bad assets to Mr. Shin.

The sale of MB Tech Korea has the following meanings:

      o     The disposition of bad assets,

      o     The clearance of long-term accounts payable and liabilities,

      o The restructuring of the business with neither competitive power nor profit,

      o     The lay-off of the inefficient employee, and

      o The improvement of cash flow by reducing fixed cost and indirect cost.

The Registrant will focus its business onto developing and marketing satellite antenna.

For LNB business, the Registrant established cooperative relationship with A-Telecom, a top tier manufacturer of LNB. The Registrant shall be in charge of marketing and selling LNB products for the North America market and A-Telecom shall develop and manufacture LNB under the brand of MB Tech.

The Registrant has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. The Registrant's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Registrant expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

                                           2005 OPERATION PLAN FOR MB TECH

                                                                                                    (Unit: US dollar)
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
       II            JUN.         JUL         AUG.        SEP.        OCT.         NOV.        DEC.         TOTAL
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
  Flat Antenna                                            165,000    1,010,000   2,020,000   2,180,000      5,375,000
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
 Marine/vehicle                                           166,200      381,000     531,000     912,000      1,990,200
    Antenna
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
    CATV Amp         163,000      163,000     163,000     326,000      326,000     489,000     489,000      2,119,000
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
     Other            82,200       82,200      82,200     182,200       82,200     182,200      82,200        611,000
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------
     TOTAL           245,200      245,200     245,200     839,400    1,799,200   3,222,200   3,663,200     10,095,200
----------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- --------------


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

ITEM 8, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant does not have changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8a.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Officers and Directors as of December 31, 2004:

Name             Position      Age   Education           Work Experience
---------------- ------------- ----- ------------------- --------------------------------------------------
Hanwook Bae      CEO &         46    Youngnam            StandardTek Inc., Director
                 President           University          CJ Corporation, General Manager
                 Director                                Samsung Electronics, General Manager
                                                         Samsung Motor Inc., General Manager
                                                         Samsung Singapore , General Manager
                                                         Samsung Corporation, Manager
---------------- ------------- ----- ------------------- --------------------------------------------------
Sangeon Park     CFO           42    State University    IMC Direct, CFO
                 Director             of New York        Pionsoft, CFO
                                     MS accounting       Samsung Securities, Ltd. Manager
                                                         Samsung Motors Inc. Manager
                                                         Samsung Corporation
---------------- ------------- ----- ------------------- --------------------------------------------------
Kangrae Jo       Director      46    Youngnam            Green Cable Television, CEO
                                     University
                                     MBA
---------------- ------------- ----- ------------------- --------------------------------------------------
Harry Kay*       Outside       80    U.S. Marine Corp.   President and Chairman of K-Group
                 Director                                Senior Management Positions of Public Companies
                                                         Diplomatic Coordinator on behalf of US Government
---------------- ------------- ----- ------------------- --------------------------------------------------

* The Registrant has appointed Mr. Harry Kay as an outside Director at Feb. 6th 2004. Mr. Kay has an extensive international background and high-level contacts in public, private and governmental organizations throughout the world.

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

The Registrant is aware that each such reporting persons inadvertently failed to file Forms 3 at the time the Registrant became registered under Section 12 of such act (December 4, 1999). Such forms have not been prepared and filed to date. All affiliates are aware of this requirement and expect to file Form 3's within the next thirty days.


ITEM 10, EXECUTIVE COMPENSATION SALARY AND OPTIONS

For the year 2004, the Registrant paid compensation to its officers and directors as follows:

Name              Position              Salary              Stock
----------------- --------------------- -------------- -----------------------
Hanwook Bae       CEO & President                      3,000,000 shares
                  Director
----------------- --------------------- -------------- -----------------------
Sangeon Park      CFO                                  2,000,000 shares
                  Director
----------------- --------------------- -------------- -----------------------
Harry Kay         Outside Director                     1,500,000 shares
----------------- --------------------- -------------- -----------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

----------------------- ------------------------ ------------------ ------------
Name and address of     Office                   Total shares       Percent
Beneficial owner                                                    Ownership
----------------------- ------------------------ ------------------ ------------
Hanwook Bae             CEO & President,         9,687,932          15.5 %
                        Director
----------------------- ------------------------ ------------------ ------------
Kangrae Jo              Director                 8,000,000          12.8 %
----------------------- ------------------------ ------------------ ------------
Sangeon Park            CFO, Director            3,450,000          5.5 %
----------------------- ------------------------ ------------------ ------------
Harry Kay               Outside Director         1,500,000          2.4%
----------------------- ------------------------ ------------------ ------------


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

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Index to Financial Statements and Schedules

                                                                           PAGE
                                                                           ----

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

Consolidated Statement of Operations                                        F-3

Consolidated Schedule of Expenses                                           F-4

Consolidated Statement of Stockholders' Equity                              F-5

Consolidated Statement of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                             F-7-F-16


(b) Reports on Form 8-K.

         Registrant filed a current report on Form 8-K on December 20. 2004 to report under Item 8 the other events, the assignment of 100% shares of a subsidiary, MB Tech Korea, to Mr. Taehyun Shin who is CEO & President of MB Tech Korea.


(c) Exhibits included or incorporated by reference herein

Exhibit
  No.                                  Description
-------                                -----------

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

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Chief Executive Officer certification pursuant to 18 U.S.C.Section
            1350

32.2        Chief Financial Officer certification pursuant to 18 U.S.C.Section
            1350

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2004 and 2003.

FEE CATEGORY                            FISCAL 2004 FEES     FISCAL 2003 FEES
                                              ($)                   ($)
---------------------                   ----------------     ----------------
Audit Fees 1                                     39,000            22,000
Audit-Related Fees 2                                  0                 0
Tax Fees 3                                            0                 0
All Other Fees 4                                      0                 0
Total Fees                                       39,000            22,000

---------
1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended December 31, 2004 and 2003, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2004 and 2003.

        None of the "audit-related," "tax" and "all other" services in 2004, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.


PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTING FIRM

        The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant's principal accounting firm (independent auditor). These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

        During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant's financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee. The Audit Committee may also pre-approve services on a case-by-case basis during the year.

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

NON-AUDIT SERVICES

        The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant's principal accountants is compatible with maintaining auditor independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         M B TECH, INC
                                         Registrant

                                         By /s/ Hanwook Bae
                                            ----------------------
                                         Hanwook Bae, President

                                         By: /s/ Sangeon Park
                                            ----------------------
                                         Sangeon Park, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


   Signature                            Title                          Date
   ---------                            ----                           ----

/s/ Hanwook Bae               Chief Executive Officer,            April 15, 2005
----------------              Principal Executive Officer,
Hanwook Bae                   Director


/s/ Sangeon Park              Chief Financial Officer             April 15, 2005
-----------------             Principal Financial
Sangeon Park                  Officer, Director


/s/ Kangrae Jo                Director                            April 15, 2005
--------------
Kangrae Jo

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                    CONTENTS


Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Stockholders' Equity                          F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F- 6- F-16

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
MB TECH INC.

         We have audited the accompanying consolidated balance sheets of MB Tech Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of stockholders' equity, operations, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operation, accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
March 7, 2005

MB TECH INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

                                                             2004           2003
                                     ASSETS
CURRENT
    Cash and cash items                                  $   218,218    $   294,807
    Term deposit                                                  --         10,884
    Accounts receivable (net of allowance for
      doubtful accounts 2004 - $97,266; 2003 - $2,723)       291,237        412,874
                                                         --------------------------
                                                             509,455        718,565

EQUIPMENT (note 3)                                            23,069        120,852
DEFERRED FINANCING COSTS (note 4)                            269,579        200,720
INVESTMENT (note 5)                                           52,402             --
PREPAIDS AND DEPOSITS                                         39,399         94,111
                                                         --------------------------
                                                         $   893,904    $ 1,134,248
                                                         ==========================

                                   LIABILITIES
CURRENT
    Bank loans                                           $        --    $   108,836
    Accounts payable                                         305,278        459,143
    Loans from shareholders and directors                         --         57,770
    Note payable (note 6)                                    182,000        100,000
    Loans payable - current portion                               --          8,073
                                                         --------------------------
                                                             487,278        733,822

CONVERTIBLE DEBENTURES (note 7)                              436,500        998,500
                                                         --------------------------
                                                             923,778      1,732,322
                                                         --------------------------

                              STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 8)                                        63,013         37,639
PAID IN CAPITAL                                            1,522,157      1,605,876
ACCUMULATED OTHER COMPREHENSIVE INCOME                        17,468          9,240
ACCUMULATED DEFICIT                                       (1,632,512)    (2,250,829)
                                                         --------------------------
                                                             (29,874)      (598,074)
                                                         --------------------------
                                                         $   893,904    $ 1,134,248
                                                         ==========================

APPROVED ON BEHALF OF THE BOARD

               "HANWOOK BAE"                            "SANGEON PARK"
         -------------------------                 -------------------------
                 Director                                   Director

   (The accompanied notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003

                                                                     PAID IN      ACCUMULATED
                                                                   CAPITAL IN        OTHER                         TOTAL
                                      NUMBER OF        CAPITAL      EXCESS OF    COMPREHENSIVE    ACCUMULATED  STOCKHOLDERS'
                                       SHARES           STOCK       PAR VALUE    INCOME (LOSS)      DEFICIT        EQUITY
                                     ---------------------------------------------------------------------------------------
Balance, January 1, 2003               6,407,427    $     6,407    $   962,531    $   (18,357)   $(1,251,668)   $  (301,087)
Common stock issued for cash          15,172,414         15,172        374,828             --             --        390,000
Capital reduction                    (15,931,035)       (15,931)        15,931             --             --             --
Common stock issued on acquisition
  of MB Tech Co. Ltd.                 22,000,000         22,000       (154,092)            --             --       (132,092)
Common stock issued for services         250,000            250        112,250             --             --        112,500
Common stock issued for services
  relating to public offering          8,240,000          8,240        300,760             --             --        309,000
Conversion of convertible
  debentures into common stock
  (note 8)                             1,500,616          1,501             --             --             --          1,501
Common stock issuance costs                   --             --         (6,332)            --             --         (6,332)
Foreign exchange on translation               --             --             --         27,597             --         27,597
Net Loss                                      --             --             --             --       (999,161)      (999,161)
                                     ---------------------------------------------------------------------------------------
Balance, December 31, 2003            37,639,422    $    37,639    $ 1,605,876    $     9,240    $(2,250,829)   $  (598,074)
                                     =======================================================================================

Balance, January 1, 2004              37,639,422    $    37,639    $ 1,605,876    $     9,240    $(2,250,829)   $  (598,074)

Common stock issued for services -
  February 11, 2004 (note 8)             475,000            475         34,525             --             --         35,000
Conversion of convertible
  debentures into common stock
  (note 8)                            14,419,078         14,419      1,047,581             --             --      1,062,000
Common stock issued for services              --
  August 18, 2004 (note 8)             2,600,000          2,600         88,400             --             --         91,000
Common stock issued for services -
  November 3, 2004 (note 8)            6,150,000          6,150        361,350             --             --        367,500
Common stock issued for services -
  December 22, 2004 (note 8)             450,000            450         17,550             --             --         18,000
Common shares issued to acquire
  investment (note 8)                  1,280,000          1,280         49,920             --             --         51,200
Disposition of MB Tech Korea
  (note 12)                                   --             --     (1,683,045)            --      1,683,045             --
Foreign exchange on translation               --             --             --          8,228             --          8,228
Net Loss                                      --             --             --             --     (1,064,728)    (1,064,728)
                                     ---------------------------------------------------------------------------------------
Balance, December 31, 2004            63,013,500    $    63,013    $ 1,522,157    $    17,468    $(1,632,512)   $   (29,874)
                                     =======================================================================================

   (The accompanied notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003


                                                       2004            2003

NET SALES                                         $    248,787    $    404,269

COST OF SALES                                          280,035         266,838
                                                  ----------------------------

GROSS (LOSS) PROFIT                                    (31,248)        137,431
                                                  ----------------------------

EXPENSES                                             1,241,787       1,124,036
                                                  ----------------------------

OPERATING LOSS                                      (1,273,035)       (986,605)
                                                  ----------------------------

OTHER
    Gain on disposal of subsidiary (note 11)          (240,633)             --
    Interest expense                                    43,163          10,451
    Other (income) expense                             (10,837)          2,105
                                                  ----------------------------

                                                      (208,307)         12,556
                                                  ----------------------------

NET LOSS                                          $ (1,064,728)   $   (999,161)
                                                  ============================

BASIC AND FULLY DILUTED LOSS PER SHARE (note 8)   $      (0.02)   $      (0.04)
                                                  ============================

WEIGHTED AVERAGE NUMBER OF SHARES                   46,912,200      24,435,103
                                                  ============================




   (The accompanied notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

                                                           2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(1,064,728)   $  (999,161)
    Adjustments for:
      Gain on disposal of subsidiary                      (240,633)            --
      Depreciation                                          71,937        114,272
      Amortization of financing fees                        45,881             --
      Stock issued in exchange for services                511,500        421,500
    Net Changes in Assets & Liabilities
      Accounts receivable                                  121,637       (427,468)
      Inventories                                               --         27,557
      Prepaids and deposits                                 54,712         (7,985)
      Deferred finance charges                            (114,740)      (200,720)
      Accounts payable                                    (153,866)        49,087
                                                       --------------------------
                                                          (768,300)    (1,022,918)
                                                       --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Disposition of subsidiary                            240,633             --
      Investment                                            (1,202)            --
      Disposition (additions) of equipment                  25,846        (55,179)
      Term deposit                                          10,884         (8,400)
                                                       --------------------------
                                                           276,161        (63,579)
                                                       --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                  --        383,668
      Loans payable                                         (8,073)       (19,832)
      Bank loans                                          (108,836)            --
      Note payable                                          82,000             --
      Convertible debentures                               500,000        998,500
      Loans from shareholders and directors                (57,770)        18,670
                                                       --------------------------
                                                           407,321      1,381,006
                                                       --------------------------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                8,229           (342)
                                                       --------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (76,589)       294,167
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              294,807            640
                                                       --------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                $   218,218    $   294,807
                                                       ==========================
INTEREST AND INCOME TAXES PAID:

    Interest paid                                      $    13,021    $     8,652
                                                       ==========================

    Income taxes paid                                  $        --    $        --
                                                       ==========================

   (The accompanied notes of the financial statements are an integral part of these statements)

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


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

            The Company shifted its primary focus from the sale of LNB to the sale of flat antenna in 2003. On December 20, 2004, the Company sold the operating assets from "MB Tech Korea" to its newly incorporated wholly-owned subsidiary Faserwave Inc. ("Faserwave") operating in Seoul Korea. In return, Faserwave assumed short-term debt and the intercompany payable of MB Tech Korea to MB Tech Inc. Shares of "MB Tech Korea" were then disposed of to the president of MB Tech Korea at no consideration as described in note 12. As a result the Company continued on the same business under Faserwave.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2004 and 2003, the Company experienced net losses of $1,064,728 and $999,161 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


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

      c)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in these financial statements.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      d) Cash and equivalents

            Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

      e)    Equipment

            Equipment is stated at cost. Depreciation is computed based on the estimated useful life of the respective asset as follows:

                                                       USEFUL LIFE
                                                         (YEARS)        BASIS

                    Furniture and office equipment           5        Declining
                    Vehicles                                 5        Declining

      f)    Deferred Financing Costs

            Deferred financing costs are stated at cost and are being amortized on a straight line basis over the term of the related financing of 5 years.

      g)    Revenue Recognition

            The Company recognizes revenues from product sales.

            Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

      h)    Use of Estimates

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

      i)    Investment

            Investment  in  available-for-sale  securities  are recorded at fair
            value  in  accordance  with  FAS  No.115   "Accounting  for  Certain
            Investments in Debt and Equity Securities."

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      j)    Currency Translation

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

      l)    Loss per Common Share

            The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      m)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      n)    Recent Accounting Pronouncements

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement
            153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

            In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

3.    EQUIPMENT

      Equipment is comprised as follows:

                                                       2004                     2003
                                                   ACCUMULATED              Accumulated
                                         COST     DEPRECIATION      Cost    Depreciation
                                       -------------------------------------------------
      Structures and fixtures          $     --     $     --     $ 22,297     $ 14,345
      Furniture and office equipment     21,751        2,782       55,698       29,983
      Vehicles                            4,621          521       25,684       19,688
      Mould                                  --           --      224,264      170,380
      Software                               --           --       52,074       24,769
                                       -------------------------------------------------
                                       $ 26,372     $  3,303     $380,017     $259,165
                                       -------------------------------------------------
      Net carrying amount                           $ 23,069                  $120,852
                                                    --------                  --------

MB TECH INC
Notes to Financial Statements
December 31, 2004 and 2003


4.    DEFERRED FINANCING COSTS

                                                       2004                     2003
                                                   ACCUMULATED              Accumulated
                                         COST     DEPRECIATION      Cost    Depreciation
                                       -------------------------------------------------
      Financing costs                  $315,460     $ 45,881     $200,720     $     --
                                       -------------------------------------------------
      Net carrying amount                           $269,579                  $200,720
                                                    --------                  --------

5.    INVESTMENT

      The investment represents a 5% ownership in a privately owned company located and operating in Seoul, Korea.

6.    NOTE PAYABLE

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. In December 2003, the note holder filed a complaint against the Company alleging breach of the convertible promissory note for which conversion notices had been issued as described in note 13.

7.    CONVERTIBLE DEBENTURES

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The convertible debentures have a face value of $500,000 with an annual coupon rate of 1% payable quarterly. The debentures are convertible, to a maximum of 25,000,000 shares of common stock at any time prior to maturity in September 2009, at a conversion price of the lesser of (a) the lesser of $0.22 or one hundred twenty-five percent (125%) of the average of the closing bid price for 5 trading days immediately prior to closing or (b) 100% of the average of the three lowest closing bid prices in the forty (40) days immediately preceding conversion.

                  BALANCE - JANUARY 1, 2003               $        --
                      Issued - November 2003                1,000,000
                      Converted - November 2003                (1,500)
                                                          -----------

                  BALANCE - DECEMBER 31, 2003                 998,500
                      Converted - February 2004             (500,000)
                      Converted - March 2004                (125,000)
                      Converted - April 2004                 (84,636)
                      Converted - May 2004                  (100,000)
                      Converted - July 2004                   (6,500)
                      Converted - September 2004            (182,364)
                      Issued - October 2004                   500,000
                      Converted - November 2004              (46,500)
                      Converted - December 2004              (17,000)
                                                          -----------

                  BALANCE - DECEMBER 31, 2004             $   436,500
                                                          ===========

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


8.    CAPITAL STOCK

        Authorized
           145,000,000  common shares, par value $0.001
             5,000,000  preferred shares, par value $0.001

                                                                2004       2003
        Issued
            63,013,500  common shares (2003 - 37,639,422)    $ 63,013   $ 37,639
                                                             ===================


      In May 2003 the Company issued 15,172,414 common shares for $390,000. Subsequently, the Company underwent a capital reduction, whereby 15,931,035 common shares were returned to treasury on a proportionate basis by all shareholders for no consideration.

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

      In November 2003, the Company issued 80,000,000 common shares held in escrow as security for the convertible debt as described in note 7. The common shares are issued to the debt holder from escrow as it exercises its conversion right. Subsequently 15,919,694 shares have been issued on conversion of the convertible debt (as described below). As a result 64,080,306 shares remain in escrow. As the debt holder is not entitled to the rights of common shares held in escrow until conversion, the shares remaining in escrow have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

      In November 2003, the Company issued 1,500,616 common shares upon the conversion of $1,500 of the convertible debentures as described in note 7.

      In February 2004, the Company issued 2,357,185 common shares upon conversion of $500,000 of the convertible debentures as described in note 7.

      In February 2004, the Company issued 475,000 common shares for consulting services valued at $35,000.

      In March 2004, the Company issued 965,241 common shares upon the conversion of $125,000 of the convertible debentures as described in note 7.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


8.    CAPITAL STOCK (CONT'D)

      In April 2004, the Company issued 1,000,000 common shares upon the conversion of $84,636 of the convertible debentures as described in note 7.

      In May 2004, the Company issued 1,256,506 common shares upon the conversion of $100,000 of the convertible debentures as described in note 7.

      In July 2004, the Company issued 140,535 common shares upon conversion of $6,500 of the convertible debentures as described in note 7.

      In August 2004, the Company issued 100,000 common shares for consulting services valued at $3,500.

      In August 2004, the Company issued 2,500,000 common shares for salaries valued at $87,500.

      In September 2004, the Company issued 5,947,831 common shares upon the conversion of $182,364 of the convertible debentures as described in note 7.

      In November 2004, the Company issued 5,000,000 common shares for salaries valued at $250,000.

      In November 2004, the Company issued 150,000 common shares for consulting services valued at $7,500.

      In November 2004, the Company issued 1,000,000 common shares as settlement for an outstanding trade payable valued at $110,000.

      In November 2004, the Company issued 2,251,054 common shares upon conversion of $46,500 of the convertible debentures as described in note 7.

      In December 2004, the Company issued 450,000 common shares for consulting services valued at $18,000.

      In December 2004, the Company issued 1,280,000 common shares in exchange for 7,000 shares of A-Telecom valued at $51,200.

      In December 2004, the Company issued 500,726 common shares upon conversion of $17,000 of the convertible debentures as described in note 7.

      The convertible debentures as described in note 7 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


9.    INCOME TAXES

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Corporate income tax rates applicable to the Korean subsidiary in 2004 and 2003 are 16.5 percent of the first 100 million Korean Won ($88,000) of taxable income and 29.7 percent of the excess. The U.S. tax rate is approximately 34%. However, no income tax is payable in 2004 and 2003 due to tax losses.

      The Company has deferred income tax assets as follows:

                                                          2004          2003
          Temporary difference on Research and
            Development expense deducted over
             5 years for tax purposes                  $  32,000     $      --
          Net operating loss carryforwards               480,000       220,000
          Tax benefits from other miscellaneous
           timing differences:
             Allowance for bad debts                      15,500            --
          Valuation allowance                           (527,500)     (220,000)
                                                       -----------------------
                                                       $      --     $      --
                                                       =======================


      Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income.

      Deferred tax assets due to future benefits of undeducted Research and Development expenses and net operating losses have not been recorded in the financial statements when it is not more likely than not that the benefit will be utilized.

10.   MAJOR CUSTOMERS

      The Company had one major customer located in South Korea which accounted for 95% of the total revenues for the year.

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


11.   GAIN ON DISPOSAL OF SUBSIDIARY

      On December 20, 2004, MB Tech Inc. entered into an agreement with the CEO and President of MB Tech Korea for the assignment of 100% of subsidiary, MB Tech Korea's, outstanding shares at no consideration. The gain represents the excess of the liabilities over the assets remaining in MB Tech Korea when the shares were sold as outlined below:

              Cash                                            $       728
              Short-term financial instrument                      14,080
              Accounts receivable                                 102,573
              Other short-term loans                                  612
              Inventories                                         124,190
              Other current assets                                  6,307
              Property and equipment (net)                         13,939
              Intangible assets                                     2,793
              Other assets                                            211
              Trade accounts and notes payable                  (203,729)
              Other accounts payable                             (47,708)
              Short-term borrowings                             (114,388)
              Short-term borrowings from shareholders
                 and directors                                   (52,726)
              Other current liabilities                          (62,359)
              Retirement and severance benefits                  (25,156)
                                                              -----------

              Gain on disposal of subsidiary                  $ (240,633)
                                                              ===========


12.   RELATED PARTY TRANSACTIONS

      During the year the Company issued 3,000,000 and 2,000,000 shares to the Chief Executive Officer, Mr. Hanwook Bae, who owned 15.5% of the outstanding common shares of the company, and the Chief Financial Officer, Mr. Sangeon Park, who owned 5.5% of the outstanding common shares of the company, respectively for services performed. The fair market value of these services were $150,000 and $100,000 respectively (2003 - $36,000 and $18,000)

MB TECH INC.
Notes to Financial Statements
December 31, 2004 and  2003


13.   CONTINGENCIES

      In December 2003, the holder of the convertible promissory note described in note 6 filed a complaint against the Company in the United States District Court for the District of Minnesota. A default judgment was entered on February 12, 2004. The plaintiff is currently considering the Company's offer of settlement, which includes the following essential terms: the Company would pay the principal and interest as per the original note plus attorneys fees at a total of $200,000. The amount will be paid over an eighteen month period. $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month afterwards for sixteen months until the amount is paid in full.

      200,000 shares of new restricted stock would be issued upon execution of conditional post-judgement settlement agreement. In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint.

      As at March 7, 2005, the settlement amount can not be reasonably determined.