Form 10KSB/A
period 2004-12-31
MB TECH INC
filed 2005-05-02
CIK 1085819

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

                                         By /s/ Hanwook Bae
                                            ----------------------
                                         Hanwook Bae, President

                                         By: /s/ Sangeon Park
                                            ----------------------
                                         Sangeon Park, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


   Signature                            Title                          Date
   ---------                            ----                           ----

/s/ Hanwook Bae               Chief Executive Officer,            May 2, 2005
----------------              Principal Executive Officer,
Hanwook Bae                   Director


/s/ Sangeon Park              Chief Financial Officer             May 2, 2005
-----------------             Principal Financial
Sangeon Park                  Officer, Director


/s/ Kangrae Jo                Director                            May 2, 2005
--------------
Kangrae Jo

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