Form 10QSB
period 2005-03-31
MB TECH INC
filed 2005-05-20
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,433,806 shares of common stock as of March 31, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2005 AND 2004

                                    CONTENTS

Report of Independent Public Accounting Firm                               1

Consolidated Balance Sheets                                                2

Consolidated Statements of Stockholders' Equity                            3

Consolidated Statements of Operations                                      4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                              6-15

Item 2. Management's Discussion and Analysis on Plan of Operation         16

Item 3. Controls and Procedures                                           17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3. Defaults Upon Senior Securities                                   18

Item 4. Submission of Matters to a Vote of Security Holders               18

Item 5. Other Information                                                 18

Item 6. Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                18

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MB TECH INC.

         We have reviewed the consolidated balance sheets of MB TECH INC. and subsidiaries (the "Company") as at March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

                                                       SF PARTNERSHIP, LLC
TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
May 12, 2005

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MB TECH INC.
Consolidated Balance Sheets
March 31, 2005 and 2004

                                                                     2005           2004
                                     ASSETS
CURRENT
     Cash and cash equivalents                                $    85,933    $   159,012
     Term deposit                                                      --         13,002
     Accounts receivable (net of allowance for
        doubtful accounts of $97,426; 2004 - $2,820)               97,426        371,129
     Inventories                                                       --        139,589
                                                              -----------    -----------

                                                                  183,359        682,732
EQUIPMENT (note 3)                                                 20,840        109,989
DEFERRED FINANCING COSTS (note 4)                                 250,461        190,684
INVESTMENT (note 5)                                                52,458             --
OTHER                                                              39,276         66,326
                                                              -----------    -----------

                                                              $   546,394    $ 1,049,731
                                                              ===========    ===========

                                   LIABILITIES
CURRENT
     Bank loans                                               $        --    $   112,672
     Accounts payable                                              85,035        618,899
     Loans from shareholders and directors                             --         92,473
     Note payable (note 6)                                        159,000        126,000
     Loans payable - current portion                                   --          6,260
                                                              -----------    -----------

                                                                  244,035        956,304

CONVERTIBLE DEBENTURES (note 7)                                   183,200        498,500
                                                              -----------    -----------

                                                                  427,235      1,454,804
                                                              -----------    -----------

                              STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 8)                                             70,788         40,471
PAID IN CAPITAL                                                 1,779,082      2,118,044
ACCUMULATED OTHER COMPREHENSIVE INCOME                             18,009         10,684
ACCUMULATED DEFICIT                                            (1,748,720)    (2,574,272)
                                                              -----------    -----------

                                                                  119,159       (405,073)
                                                              -----------    -----------

                                                              $   546,394    $ 1,049,731
                                                              ===========    ===========

APPROVED ON BEHALF OF THE BOARD

         "HANWOOK BAE"                              "SANGEON PARK"
--------------------------------------   ---------------------------------------
           Director                                    Director

             (The accompanied notes of the financial statements are
                     an integral part of these statements)

MB TECH INC.
Consolidated Statements of Stockholders' Equity
Periods Ended March 31, 2005 and 2004

                                                                 PAID IN      ACCUMULATED                             TOTAL
                                                              CAPITAL IN            OTHER                     STOCKHOLDERS'
                                 NUMBER OF        CAPITAL      EXCESS OF    COMPREHENSIVE      ACCUMULATED           EQUITY
                                    SHARES          STOCK      PAR VALUE           INCOME          DEFICIT         (DEFICIT)
                                --------------------------------------------------------------------------------------------
Balance, January 1, 2004        37,639,422    $    37,639    $ 1,585,876      $     9,240     $(2,254,829)      $  (622,074)

Common stock issued for
  services                         475,000            475         34,525               --              --            35,000

Conversion of convertible
  debentures into common
  stock (note 8)                 2,357,185          2,357        497,643               --              --           500,000

Foreign exchange on
  translation                           --             --             --            1,444              --             1,444

Net Loss                                --             --             --               --        (319,443)         (319,443)
                                ----------    -----------    -----------      -----------     -----------       -----------

Balance, March 30, 2004         40,471,607    $    40,471    $ 2,118,044      $    10,684     $(2,574,272)      $  (405,073)
                                ==========    ===========    ===========      ===========     ===========       ===========

Balance, January 1, 2005        63,013,500    $    63,013    $ 1,522,157      $    17,468     $(1,632,512)      $   (29,874)

Common stock issued for
  services (note 8)                300,000            300         11,100               --              --            11,400

Conversion of convertible
  debentures into common
  stock (note 8)                 7,474,832          7,475        245,825               --              --           253,300

Foreign exchange on
  translation                           --             --             --              541              --               541

Net Loss                                --             --             --               --        (116,208)         (116,208)
                                ----------    -----------    -----------      -----------     -----------       -----------

Balance, March 31, 2005         70,788,332    $    70,788    $ 1,779,082      $    18,009     $(1,748,720)      $   119,159
                                ==========    ===========    ===========      ===========     ===========       ===========

             (The accompanied notes of the financial statements are
                     an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Periods Ended March 31, 2005 and 2004

                                                          2005            2004
NET SALES                                         $         --    $         --

COST OF SALES                                               --          10,752
                                                  ------------    ------------

GROSS LOSS                                                  --         (10,752)
                                                  ------------    ------------

EXPENSES
     Salaries and benefits                        $     46,626    $     50,252
     Travel                                             14,036          24,729
     Fees and charges                                    9,351          71,579
     Consulting                                          7,200          65,625
     Research and development                            5,383          56,281
     Office and general                                  3,189           8,069
     Rent                                                3,176           4,220
     Entertainment                                       1,972           2,285
     Taxes and dues                                      1,108           2,203
     Amortization of financing fees                     19,118          10,036
     Depreciation                                        2,714           6,346
                                                  ------------    ------------

                                                       113,873         301,625
                                                  ------------    ------------

LOSS FROM OPERATIONS                                  (113,873)       (312,377)
                                                  ------------    ------------

OTHER
     Interest expense                                   (2,237)         (4,286)
     Other expense                                         (98)         (2,780)
                                                  ------------    ------------

                                                        (2,335)         (7,066)
                                                  ------------    ------------

NET LOSS                                          $   (116,208)   $   (319,443)
                                                  ============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE (note 8)   $     (0.002)   $     (0.008)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   68,253,793      39,794,679
                                                  ============    ============

             (The accompanied notes of the financial statements are
                      an integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Periods Ended March 31, 2005 and 2004

                                                                   2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(116,208)   $(319,443)

     Adjustments for:
        Depreciation                                              2,714        6,346
        Amortization of financing fees                           19,118       10,036
        Stock issued in exchange for services                    11,400       35,000

     Net Changes in Assets & Liabilities
        Accounts receivable                                     198,811       55,900
        Inventories                                                  --     (138,494)
        Prepaids and deposits                                       122       28,940
        Accounts payable                                       (245,240)     143,682
                                                              ---------    ---------

                                                               (129,283)    (178,033)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        (Additions) Disposition  of equipment                      (418)       8,669
        Term deposit                                                 --       (1,720)
                                                              ---------    ---------

                                                                   (418)       6,949
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                       --      500,000
        Payment on loans payable                                     --       (2,082)
        Note payable                                              2,043        2,000
        Payment on convertible debentures                            --     (500,000)
        Proceeds from loans from shareholders and directors          --       32,404
                                                              ---------    ---------

                                                                  2,043       32,322
                                                              ---------    ---------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                    (4,627)       2,967
                                                              ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (132,285)    (135,795)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 218,218      294,807

                                                              ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  85,933    $ 159,012
                                                              =========    =========

INTEREST AND INCOME TAXES PAID:

     Interest paid                                            $   2,237    $   6,283
                                                              =========    =========

     Income taxes paid                                        $      --    $      --
                                                              =========    =========

             (The accompanied notes of the financial statements are
                      an integral part of these statements)

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

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

            On May 13, 2003, in accordance with a Share Exchange Agreement dated May 8, 2003 (the "Agreement"), the Company entered into a reverse-takeover transaction with MB Tech Co., Ltd. ("MB Tech Korea"), a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company of 100 percent of the issued and outstanding capital stock of MB Tech Korea. In exchange, the shareholders of MB Tech Korea received 22,000,000 common shares of the Company. As a result, the shareholders of MB Tech Korea controlled 84% of the Company. While the Company is the legal parent, as a result of the reverse-takeover, MB Tech Korea became the parent company for accounting purposes.

            Upon completion of the share exchange, the business operations of MB Tech Korea constituted virtually all of the business operations of the Company. MB Tech Korea is a global provider of Satellite Receiver Converters (LNB) that is an integral part of every DBS (Direct Broadcast Satellite) TV receiver dish. The LNB Satellite Receiver Converter is the key component that allows a land-based receiver such as a TV set, an Internet receiver, or a GPS tracker to take a satellite transmission and convert it into a useable signal. Based in Seoul, South Korea, the Company has been manufacturing high-quality LNBs for Canadian and Thai DBS companies since April 2001.

            The Company shifted its primary focus from the sale of LNBs to the sale of flat antennas in 2003. On December 20, 2004, the Company sold the operating assets from "MB Tech Korea" to its newly incorporated wholly-owned subsidiary Faserwave Inc. ("Faserwave") operating in Seoul Korea. In return, Faserwave assumed short-term debt and the intercompany payable of MB Tech Korea to MB Tech Inc. Shares of "MB Tech Korea" were then disposed of to the president of MB Tech Korea at no consideration as described in note As a result the Company continued on the same business under Faserwave.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended March 31, 2005 and 2004, the Company experienced net losses of $116,208 and $319,443 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and sustaining profitable operations.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

1.     DESCRIPTION OF BUSINESS AND GOING CONCERN (CONT'D)

            Management is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus from the sale of LNBs to the sale of flat antennas which management believes has a larger market and higher margins than LNBs. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

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

      c)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in the accompanying consolidated financial statements.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      d) Cash and Cash equivalents

            Cash and highly liquid investments with an initial maturing period of 90 days or less are considered cash equivalents and recorded at cost.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

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

      m)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

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

            In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

3.    EQUIPMENT

      Equipment is comprised as follows:

                                                          2005                          2004
                                                   ACCUMULATED                   Accumulated
                                           COST   DEPRECIATION           Cost   Depreciation
                                       -----------------------------------------------------
      Structures and fixtures          $     --       $     --       $ 23,086       $ 15,780
      Furniture and office equipment     22,161          4,965         59,634         34,267
      Vehicles                            4,629            985         26,592         21,084
      Mould                                  --             --        232,193        187,241
      Software                               --             --         53,915         27,059
                                       --------       --------       --------       --------

                                       $ 26,790       $  5,950       $395,420       $285,431
                                       --------       --------       --------       --------

      Net carrying amount                             $ 20,840                      $109,989
                                                      ========                      --------

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

4.    DEFERRED FINANCING COSTS

                                                          2005                          2004
                                                   ACCUMULATED                   Accumulated
                                           COST   DEPRECIATION           Cost   Depreciation
                                       -----------------------------------------------------
      Financing costs                  $315,460       $ 64,999       $200,720       $ 10,036
                                       --------       --------       --------       --------

      Net carrying amount                             $250,461                      $190,684
                                                      ========                      --------

5.    INVESTMENT

      The investment represents a 5% ownership in a privately owned company located and operating in Seoul, Korea.

6.    NOTE PAYABLE

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. In December 2003, the note holder filed a complaint against the Company alleging breach of the convertible promissory note for which conversion notices had been issued as described in note 10. The note payable includes accrued interest of $34,000 and legal costs of $25,000 estimated to settle the debt.

      In April 14, 2005, the plaintiff agreed and singed the Company's offer of settlement, which includes the following essential terms: The Company will pay the principal and interest as per the original note at a total of $200,000. The amount will be paid over an eighteen month period. $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month afterwards for sixteen months until the amount is paid in full. 200,000 shares of new restricted stock will be issued upon execution of settlement agreement. In return, the plaintiff will give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint.

7.    CONVERTIBLE DEBENTURES

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature The convertible debentures have a face value of $500,000 with an annual coupon rate of 1% payable quarterly. The debentures are convertible, to a maximum of 25,000,000 shares of common stock at any time prior to maturity in September 2009, at a conversion price of the lesser of (a) the lesser of $0.22 or one hundred twenty-five percent (125%) of the average of the closing bid price for 5 trading days immediately prior to closing or (b) 100% of the average of the three lowest closing bid prices in the forty (40) days immediately preceding conversion.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

7.    CONVERTIBLE DEBENTURES (CONT'D)

                  BALANCE - JANUARY 1, 2003                    $       --
                      Issued - November 2003                    1,000,000
                      Converted - November 2003                    (1,500)
                                                               ----------

                  BALANCE - DECEMBER 31, 2003                     998,500
                      Converted - February 2004                  (500,000)
                      Converted - March 2004                     (125,000)
                      Converted - April 2004                      (84,636)
                      Converted - May 2004                       (100,000)
                      Converted - July 2004                        (6,500)
                      Converted - September 2004                 (182,364)
                      Issued - October 2004                       500,000
                      Converted - November 2004                   (46,500)
                      Converted - December 2004                   (17,000)
                                                               ----------

                  BALANCE - DECEMBER 31, 2004                  $  436,500
                      Converted - January 2005                    (91,800)
                      Converted - February 2005                  (161,500)
                                                               ----------

                  BALANCE - MARCH 31, 2005                     $  183,200
                                                               ==========

8.    CAPITAL STOCK

        Authorized
              145,000,000 common shares, par value $0.001
                5,000,000 preferred shares, par value $0.001

                                                                 2005       2004
        Issued and outstanding
               70,788,332 common shares (2004 - 40,471,607)   $70,788    $40,471
                                                              =======    =======

      In May 2003 the Company issued 15,172,414 common shares for $390,000. Subsequently, the Company underwent a capital reduction, whereby 15,931,035 common shares were returned to treasury and retired on a proportionate basis by all shareholders for no consideration.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

8.    CAPITAL STOCK  (CONT'D)

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

      In November 2004, the Company issued 2,251,054 common shares upon conversion of $46,500 of the convertible debentures as described in note 7.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

8.    CAPITAL STOCK  (CONT'D)

      In December 2004, the Company issued 450,000 common shares for consulting services valued at $18,000.

      In December 2004, the Company issued 1,280,000 common shares in exchange for 7,000 shares of A-Telecom valued at $51,200.

      In December 2004, the Company issued 500,726 common shares upon conversion of $17,000 of the convertible debentures as described in note 7.

      In  January  2005,  the  Company  issued   2,705,753  common  shares  upon
      conversion of $91,800 of the  convertible  debentures as described in note
      7.

      In February 2005, the Company issued 4,769,079 common shares upon conversion of $161,500 of the convertible debentures as described in note 7.

      In February 2005, the Company issued 150,000 common shares for consulting services valued at $5,700.

      In February 2005, the Company issued 150,000 common shares for settlement costs (see note 10b) valued at $5,700.

9.    INCOME TAXES

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Corporate income tax rates applicable to the Korean subsidiary in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($88,000) of taxable income and 29.7 percent of the excess. The U.S. tax rate is approximately 34%. However, no income tax is payable in 2005 and 2004 due to tax losses.

      The Company has deferred income tax assets as follows:

                                                        2005              2004

          Net operating loss carryforwards          $560,000          $260,000

          Valuation allowance                       (560,000)         (260,000)
                                                    --------          --------

                                                    $     --          $     --
                                                    ========          ========

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2005 and  2004

10.   SUBSEQUENT EVENTS

      a) In March 2005, the Company issued 10,000,000 common shares held in escrow as security for a convertible debt for which the advance of $500,000 was received subsequent to period end. The common shares will be issued to the debt holder from escrow as it exercises its conversion right. As the debt holder is not entitled to the rights of common shares held in escrow until conversion, the shares remaining in escrow have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

      b) In December 2003, the holder of the convertible promissory note described in note 6 filed a complaint against the Company in the United States District Court for the District of Minnesota. The complaint alleged breach of the convertible promissory note, for which conversion notices had been issued. The plaintiff claimed that they had served a copy of the complaint on or before December 27, 2003. As the Company had no known defences to the lawsuit, it did not respond to the complaint, and the plaintiff moved for default judgment. A default judgment was entered on February 12, 2004.

          The plaintiff agreed on April 14, 2005 to the Company's offer of settlement, which includes the following essential terms: the Company would pay the principal and interest as per the original note plus attorneys fees at a total of $200,000. The amount will be paid over an eighteen month period as follows: $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month in the form of shares afterwards for sixteen months until the amount is paid in full.

          The $9,375 payments by share issuance are to be paid from a lawyer's trust account and secured by sufficient free trading stock to be sold in an orderly manner over the sixteen months. In addition, as fees, 200,000 shares of new restricted stock would be issued upon execution of conditional post-judgement settlement agreement. In return, the plaintiff would give the Company a general release and agree to give the Company full relief from the default judgment and a dismissal of the complaint.

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

LNB business is not profitable products any more in DBS Market, so the Registrant has been trying to move to the Higher margin Segment of the industry. The Registrant has instituted a paradigm shift in its core business from a supplier of electronic components for DBS satellites to and end-user consumer -driven Company delivering specialized antenna solution for the mass market.

From 2003, the Registrant started to develop its "Flat Antenna" with an automatic satellite tracking system. The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools for installation by a consumer. The compact portable design makes the Antenna suitable for use indoors as well as out doors. The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions

On December 2004, the Registrant succeeded in the field test of Auto position flat antenna throughout Japan and the final samples of the portable flat antenna were delivered to the Japanese importer for test and approval. Meetings have commenced with importers and distributors to enter the final phases of their import.

During the first quarter, the Registrant has been refining the auto positioning flat antenna for North America and it expects to finish final field test by the second quarter of 2005.

It was anticipated that the completion of the marine antenna will be the first quarter of 2005. However the schedule will be delayed because our R&D capacity totally focused on completion of Flat antenna for DirecTV. The Registrant changed its plan of launching product to market in third quarter of 2005. The Registrant intends to market this product initially to the coastal service business and yacht market. The prototype presently has a unit sized as a 20-inch diameter dome with 21-inch height. The price is being targeted well below the industry overall which is in line with the company's overall corporate strategy of innovation and price performance

From March 2005, the Registrant began to develop new products, Digital two-way indoor amplifier for CATV. Korean CATV need to change their indoor amplifier to add more channels. Currently they have 5-875MHz but they need to substitute new wider range amplifier 5-1GHz.

We are requested this new amplifier by one of biggest distributor in Korea and finish develop end of June and plan to present to CATV service provider in June. Our PCB engineer has been developing this product to complete by the end of the second quarter.

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended March 31, 2005 and 2004, the Company experienced net losses of $116,208 and $319,443 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10(b) for information about the settlement in April 2005 of a legal proceeding instituted against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 10(a) of Notes to Consolidated Financial Statements regarding the issuance of 10,000,000 shares for $500,000 in convertible debt.

See Note 10(b) of Notes to Consolidated Financial Statements regarding the issuance of 200,000 shares in connection with the settlement of litigation.

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

Dated: May 19, 2005