Form 10QSB
period 2005-06-30
MB TECH INC
filed 2005-08-17
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,693,354 shares of common stock as of June 30, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [] No [X]

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED JUNE 30, 2005 AND 2004



                                    CONTENTS

Report of Independent Public Accounting Firm                                1

Consolidated Balance Sheets                                                 2

Consolidated Statements of Stockholders' Deficiency                         3

Consolidated Statements of Operations                                       4

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                               7-16

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MB Tech Inc.

      We have reviewed the consolidated balance sheets of MB Tech Inc. and subsidiaries (the "Company") as at June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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



Toronto, Canada                                        CHARTERED ACCOUNTANTS
August 8, 2005

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

MB TECH INC.
Consolidated Balance Sheets
June 30, 2005 and 2004

                                                               2005             2004
                                                       ----------------------------------
                                     ASSETS
Current
    Cash and cash equivalents                          $       183,301    $        77,891
    Term deposit                                                  --               13,896
    Accounts receivable (net of allowance for
      doubtful accounts of $193,495; 2004 - $48,382)              --              290,974
    Inventories                                                   --              122,566
                                                       ----------------------------------
                                                               183,301            505,327
Equipment (note 3)                                              18,066             91,410
Deferred Financing Costs (note 4)                              304,628            180,648
Investment (note 5)                                             52,221               --
Other                                                          138,741             61,962
                                                       ----------------------------------
                                                       $       696,957    $       839,347
                                                       ==================================
                                   LIABILITIES
Current
    Bank loans                                         $          --      $       112,893
    Accounts payable                                           125,793            609,263
    Loans from shareholders and directors                         --               79,363
    Note payable - current portion (note 6)                    112,500            128,000
    Loans payable - current portion                               --                4,170
                                                       ----------------------------------
                                                               238,293            933,689
Loans Payable                                                     --               19,281

Convertible Debentures (note 7)                                547,200            188,864
Notes Payable (note 6)                                          28,125               --
                                                       ----------------------------------
                                                               813,618          1,141,834
                                                       ----------------------------------
                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 8)                                          75,001             43,693
Paid in Capital                                              1,925,069          2,425,824
Accumulated Other Comprehensive Income                           7,664              8,918
Accumulated Deficit                                         (2,124,395)        (2,780,922)
                                                       ----------------------------------
                                                              (116,661)          (302,487)
                                                       ----------------------------------
                                                       $       696,957    $       839,347
                                                       ==================================

APPROVED ON BEHALF OF THE BOARD
       "HANWOOK BAE"                                  "SANGEON PARK"
------------------------------------            --------------------------------
         Director                                        Director
(The accompanying notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Stockholders' Deficiency
Six Months Ended June 30, 2005 and 2004


                                                                         Paid in      Accumulated
                                                                        Capital in       Other                         Total
                                             Number of       Capital     excess of    Comprehensive    Accumulated  Stockholders'
                                               Shares         Stock      Par Value       Income        Deficit        Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                    37,639,422   $    37,639   $ 1,585,876   $     9,240    $(2,254,830)   $  (622,075)

Common stock issued for services               475,000           475        34,525          --            --           35,000

Conversion of convertible
  debentures into common stock                    --
  March 31, 2004 (note 8)                    2,357,185         2,357       497,643          --             --          500,000

Conversion of convertible
  debentures into common stock -
  June 30, 2004 (note 8)                     3,221,747         3,222       307,780          --             --          311,002

Foreign exchange on translation                   --            --            --            (322)          --             (322)

Net Loss                                          --            --            --            --         (526,092)      (526,092)
                                            -----------------------------------------------------------------------------------
Balance, June 30, 2004                      43,693,354   $    43,693   $ 2,425,824   $     8,918    $(2,780,922)   $  (302,487)
                                            ===================================================================================

Balance, January 1, 2005                    63,013,500   $    63,013   $ 1,522,157   $    17,468    $(1,632,512)   $   (29,874)

Common stock issued for services -
  March 2005 (note 8)                          300,000           300        11,100          --             --           11,400

Conversion of convertible
  debentures into common stock
  (note 8)                                  11,487,873        11,488       377,812          --             --          389,300

Common stock issued for services -
  June 2005  (note 8)                          200,000           200        14,000          --             --           14,200

Foreign exchange on translation                   --            --            --          (9,804)          --           (9,804)

Net Loss                                          --            --            --            --         (491,883)      (491,883)
                                            -----------------------------------------------------------------------------------

Balance, June 30, 2005                      75,001,373   $    75,001   $ 1,925,069   $     7,664    $(2,124,395)   $  (116,661)
                                            ===================================================================================

(The accompanying notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Six Months Ended June 30, 2005 and 2004

                                                         2005              2004

Net Sales                                        $       --        $     12,206

Cost of Sales                                            --              41,211
                                                                   ------------

Gross Loss                                               --             (29,005)
                                                                   ------------

Expenses
    Salaries and benefits                        $    100,141      $     73,783
    Fees and charges                                   82,822            83,704
    Research and development                           66,254            87,480
    Travel                                             28,510            32,933
    Consulting                                         26,949           114,750
    Rent                                               16,656             4,736
    Office and general                                  5,881            10,187
    Entertainment                                       3,971             2,504
    Taxes and dues                                      3,699             2,203
    Bad debts                                          98,753            45,110
    Export expenses                                      --                 488
    Amortization of financing fees                     35,051            20,072
    Depreciation                                        5,489            12,691
                                                                   ------------

                                                      474,176           490,641
                                                                   ------------

Loss from Operations                                 (474,176)         (519,646)
                                                                   ------------

Other
    Interest expense                                   18,281             9,968
    Other income                                         (574)           (3,522)
                                                                   ------------

                                                       17,707             6,446
                                                                   ------------

Net Loss                                         $   (491,883)     $   (526,092)
                                                                   ------------

Basic and Fully Diluted Loss
   Per Share (note 8)                            $      (0.01)     $      (0.01)
                                                                   ------------

Weighted Average Number of Shares                  73,387,686        41,112,802
                                                                   ------------

(The accompanying notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Quarters Ended June 30, 2005 and 2004


                                                         2005              2004

Net Sales                                        $       --        $     12,206

Cost of Sales                                            --              30,459
                                                 -------------------------------

Gross Loss                                               --             (18,253)
                                                 -------------------------------

Expenses
    Fees and charges                             $     73,471      $     12,125
    Research and development                           60,871            31,199
    Salaries and benefits                              53,515            23,531
    Consulting                                         19,749            49,125
    Travel                                             14,474             8,204
    Rent                                               13,480               516
    Office and general                                  2,692             2,778
    Taxes and dues                                      2,591              --
    Entertainment                                       1,999               219
    Bad debts                                          98,753            45,110
    Export expenses                                      --                 488
    Realized foreign exchange gain                       --                (660)
    Amortization of financing fees                     15,933            10,036
    Depreciation                                        2,775             6,345
                                                 -------------------------------

                                                      360,303           189,016
                                                 -------------------------------

Loss from Operations                                 (360,303)         (207,269)
                                                 -------------------------------

Other
    Interest expense                                   16,044             5,682
    Other income                                         (672)           (6,302)
                                                 -------------------------------

                                                       15,372              (620)
                                                 -------------------------------

Net Loss                                         $   (375,675)     $   (206,649)
                                                 -------------------------------

Basic and Fully Diluted Loss
   Per Share (note 8)                            $      (0.01)     $       0.00
                                                 -------------------------------

Weighted Average Number of Shares                  75,001,363        42,522,350
                                                                   ------------

(The accompanying notes of the financial statements are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004

                                                              2005            2004
Cash Flows from Operating Activities
    Net loss                                          $   (491,883)   $   (526,092)

    Adjustments for:
      Depreciation                                           5,489          54,266
      Amortization of financing fees                        35,051            --
      Stock issued in exchange for services                 25,600          35,000
                                                      ----------------------------

                                                          (425,743)       (436,826)
                                                      ----------------------------

    Net Changes in Assets & Liabilities
      Accounts receivable                                  281,660         104,572
      Inventories                                             --          (122,566)
      Other                                                (99,342)         64,490
      Accounts payable                                    (179,485)        150,121
                                                      ----------------------------

                                                                          (422,910)
                                                      ----------------------------

Cash Flows from Investing Activities
      Dispositions of equipment                               --            16,253
      Term deposit                                            --            (3,012)
                                                      ----------------------------

                                                              --            13,241
                                                      ----------------------------

Cash Flows from Financing Activities
      Loan receivable                                         --           (30,000)
      Issuance of common stock                                --             1,366
      Payment on loans payable                                --            15,378
      Bank loans                                              --             4,057
      Notes payable                                        (41,375)           --
      Payment on issuance of convertible debentures        500,000            --
      Proceeds from loans from shareholders
        and directors                                         --            19,251
      Deferred financing costs                             (70,100)           --
                                                      ----------------------------

                                                           388,525          10,052
                                                      ----------------------------

Foreign Exchange on Cash and Cash Equivalents                 (532)           --
                                                      ----------------------------

Net Decrease in Cash and Cash Equivalents                  (34,917)       (216,916)

Cash and Cash Equivalents - beginning of period            218,218         294,807

                                                      ----------------------------

Cash and Cash Equivalents - end of period             $    183,301    $     77,891
                                                      ----------------------------

Interest and Income Taxes Paid

During the period, the company had no cash flows arising from interest and income taxes paid.

(The accompanying notes of the financial statements are an integral part of these statements)

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


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

            The Company shifted its primary focus from the sale of LNBs to the sale of flat antennas in 2003. On December 20, 2004, the Company sold the operating assets from "MB Tech Korea" to its newly incorporated wholly-owned subsidiary Faserwave Inc. ("Faserwave") operating in Seoul Korea. In return, Faserwave assumed short-term debt and the intercompany payable of MB Tech Korea to MB Tech Inc. Shares of "MB Tech Korea" were then disposed of to the president of MB Tech Korea at no consideration. As a result the Company continued on the same business under Faserwave.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended June 30, 2005 and 2004, the Company experienced net losses of $491,883 and $526,092 respectively.

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and sustaining profitable operations.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


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

      c)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in the accompanying consolidated financial statements.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


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

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


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

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


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


3.    Equipment

      Equipment is comprised as follows:
                                                             2005                      2004
                                                      Accumulated                  Accumulated
                                           Cost      Depreciation       Cost      Depreciation
----------------------------------------------------------------------------------------------

Structures and fixtures              $       --     $       --     $     23,132   $     16,742
Furniture and office equipment             22,008          7,100         55,847         35,320
Vehicles                                    4,596          1,438         26,644         21,826
Moulds                                       --             --          232,649        198,466
Software                                     --             --           25,492           --
----------------------------------------------------------------------------------------------

                                     $     26,604   $      8,538   $    363,764   $    272,354
----------------------------------------------------------------------------------------------

Net carrying amount
                                                    $     18,066                  $     91,410
                                                    ============                  ============

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


4.    Deferred Financing Costs
                                           2005                        2004
                                        Accumulated                Accumulated
                           Cost         Amortization     Cost      Amortization
-------------------------------------------------------------------------------

Financing costs       $    385,560   $     80,932   $    200,720   $     20,072
-------------------------------------------------------------------------------

Net carrying amount                  $    304,628                  $    180,648
                                     ============                  ============

5.    Investment

      The investment represents a 5% ownership in a privately owned company located and operating in Seoul, Korea.


6.    Note Payable

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. On April 14, 2005 the Company reached an agreement with the holder to repay the entire note for a total of $200,000. The amount will be paid over an eighteen month period as follows: $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month afterwards for sixteen months until the amount is paid in full.

      The $9,375 payments by share issuance are to be paid from a lawyer's trust account and secured by sufficient free trading stock to be sold in an orderly manner over sixteen months. In addition, as fees, 200,000 shares of new restricted stock were issued in April 2005 upon execution of the settlement agreement.


7.    Convertible Debentures

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature. The convertible debentures have a face value of $547,200 with an annual coupon rate of 1% payable quarterly. The debentures are convertible, to a maximum of 25,000,000 shares of common stock at any time prior to maturity in September 2009, at a conversion price of the lesser of (a) the lesser of $0.22 or one hundred twenty-five percent (125%) of the average of the closing bid price for 5 trading days immediately prior to closing or (b) 100% of the average of the three lowest closing bid prices in the forty (40) days immediately preceding conversion.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004


7. Convertible Debentures (cont'd)

Balance - January 1, 2003                                  $          --
    Issued - November 2003                                       1,000,000
    Converted - November 2003                                       (1,500)
                                                           ---------------

Balance - December 31, 2003                                        998,500
    Converted - February 2004                                     (500,000)
    Converted - March 2004                                        (125,000)
    Converted - April 2004                                         (84,636)
    Converted - May 2004                                          (100,000)
    Converted - July 2004                                           (6,500)
    Converted - September 2004                                    (182,364)
    Issued - October 2004                                          500,000
    Converted - November 2004                                      (46,500)
    Converted - December 2004                                      (17,000)
                                                           ---------------

Balance - December 31, 2004                                $       436,500
    Converted - January 2005                                       (91,800)
    Converted - February 2005                                     (297,500)
                                                           ---------------

Balance - March 31, 2005                                   $        47,200
    Issued - April 2005                                            500,000
                                                           ---------------

Balance - June 30, 2005                                    $       547,200
                                                           ---------------

8.    Capital Stock

Authorized
      145,000,000 common shares, par value $0.001
        5,000,000  preferred shares, par value $0.001

                                                          2005            2004
Issued and outstanding
    75,001,373  common shares (2004 - 43,693,354)      $ 75,001        $ 43,693
                                                       ------------------------

      In May 2003 the Company issued 15,172,414 common shares for $390,000. Subsequently, the Company underwent a capital reduction, whereby 15,931,035 common shares were returned to treasury and retired on a proportionate basis by all shareholders for no consideration.

      In June 2003, the Company issued 22,000,000 common shares in exchange for all the outstanding common shares of MB Tech Korea as described in note 1.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004

      In July 2003, the Company issued 250,000 common shares for consulting services valued at $112,500.


8.    Capital Stock (cont'd)

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

      In September 2004, the Company issued 5,947,831 common shares upon the conversion of $182,364 of the convertible debentures as described in note 7.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004

      In November 2004, the Company issued 5,000,000 common shares for salaries valued at $250,000.

      In November 2004, the Company issued 150,000 common shares for consulting services valued at $7,500.

      In November 2004, the Company issued 1,000,000 common shares as settlement for an outstanding trade payable valued at $110,000.


8.    Capital Stock (cont'd)

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

      In February 2005, the Company issued 150,000 common shares for settlement costs (see note 6) valued at $5,700.

      In February 2005, the Company issued 4,013,041 common shares upon conversion of $136,000 of the convertible debentures as described in note 7.

      In April 2005, the Company issued 200,000 common shares for settlement costs (see note 6) valued at $14,200.

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004

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

      The Company has deferred income tax assets as follows:

                                                           2005            2004

Net operating loss carryforwards                   $    600,000    $    295,000

Valuation allowance                                    (600,000)       (295,000)
                                                   -----------------------------
                                                   $       -       $       -
                                                   =============================

MB TECH INC.
Notes to Consolidated Financial Statements
June 30, 2005 and  2004

9.    Income Taxes (cont'd)


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

From 2003, the Registrant started to develop its "Flat Antenna" with an automatic satellite tracking system. The new Flat Antenna is portable, has the ability to search for multiple DBS satellites and does not require an engineer or special tools for installation by a consumer. The compact portable design makes the Antenna suitable for use indoors as well as out doors. The Antenna is ideal for the yet to be tapped apartment, condominium and office building market as well as all other portable use solutions.

On December 2004, the Registrant succeeded in the field test of Auto position flat antenna throughout Japan and the final samples of the portable flat antenna were delivered to the Japanese importer for test and approval. After business meeting at the end of July, the importer promise to notice the results of its own filed test and market estimation by the end of August.

During the second quarter, the Registrant has completed the filed test for North America DBS . The portable auto positioning flat antenna has proven to pick up proper signals of all of the popular DBS providers including DIRECTV, Dish Network, Bell Express in Canada. The production run of the Flat Antennae system for North America has been tooled with the exception of the top cover. This will be the last piece prepared for assembly after a meeting with distributors so that this piece agrees with their branding requirements and accommodates feature options (LCD or LED) with little or no impact to final product appearance, matching "the line" of the flat antenna system. The preparation of production of the Flat Antenna for North America will be completed by the end of September 2005.

The Marine Antenna design is complete and the prototype of the Korean system will be finished by August. The Korean specific version will be integrated with sea navigation equipment and employ digital dithering technology to maintain a sharp image while the digital graphic signal converts to analog signal for Television. The development of hardware and software of the product is planed to finish by the end of September. The production initiation has not been scheduled.

From March 2005, the Registrant began to develop new products, Digital two-way indoor amplifier for CATV. Korean CATV needs to change their indoor amplifier to add more channels. Currently they have 5-875MHz but they need to substitute new wider range amplifier 5-1GHz. Our PCB engineer has developed this product during the second quarter and the product is now being evaluated for operation under the Korean government's process of "Certification for Information and Communication Equipment" (equivalent to the U.S. FCC testing).

The Company has  experienced  recurring  losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended June 30, 2005 and 2004, the Company experienced net losses of $491,883 and $526,092 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations. Forward-Looking Statements The foregoing discussion may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based primarily on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

                                     PART II
                               OTHER INFORMATION

Item  1. Legal Proceedings

      In December 2003, the holder of the convertible promissory note filed a complaint against the Company in the United States District Court for the District of Minnesota. A default judgment was entered on February 12, 2004. In April 14, 2005, the plaintiff agreed and singed the Registrant's offer of settlement, which includes the following essential terms:

      The Registrant will pay the principal and interest as per the original note at a total of $200,000. The amount will be paid over an eighteen month period. $25,000 was paid upon acceptance of the offer, $25,000 in the second month, and will be $9,375 per month afterwards for sixteen months until the amount is paid in full. 200,000 shares of new restricted stock were issued upon execution of settlement agreement.

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



Dated: Aug 15, 2005