Form 10QSB
period 2005-09-30
MB TECH INC
filed 2005-11-21
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2005

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


      Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,308,873 shares of common stock as of September 30, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                    CONTENTS

Report of Independent Public Accounting Firm                                 1

Consolidated Balance Sheets                                                  2

Consolidated Statements of Stockholders' Deficiency                          3

Consolidated Statements of Operations                                    4 - 5

Consolidated Statements of Cash Flows                                        6

Notes to Consolidated Financial Statements                              7 - 16

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MB Tech Inc.

         We have reviewed the consolidated balance sheets of MB Tech Inc. and subsidiaries (the "Company") as at September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Toronto, Canada                           CHARTERED ACCOUNTANTS
November 11, 2005

MB TECH INC.
Consolidated Balance Sheets
September 30, 2005 and 2004

                                                               2005             2004
                                     ASSETS
Current
    Cash and cash equivalents                              $    53,480      $    10,292
    Term deposit                                                    --           13,882
    Accounts receivable (net of allowance for
      doubtful accounts of NIL; 2004 - $96,662)                 13,310          178,573
    Inventories                                                     --          122,440
                                                           -----------------------------
                                                                66,790          325,187
Equipment (note 3)                                              24,286           76,269
Deferred Financing Costs (note 4)                              285,350          170,612
Investment (note 5)                                             52,375               --
Other                                                          153,349          118,834
                                                           -----------------------------
                                                           $   582,150      $   690,902
                                                           =============================
                                   LIABILITIES

Current
    Bank loans                                             $        --      $   112,776
    Accounts payable                                           124,457          597,874
    Loans from shareholders and directors                           --           95,765
    Note payable - current portion (note 6)                     84,375          130,000
    Loans payable - current portion                                 --            2,066
    Customer deposit                                             9,743               --
                                                           -----------------------------
                                                               218,575          938,481

Note Payable (note 6)                                           28,125               --
Convertible Debentures (note 7)                                547,200           30,000
                                                           -----------------------------
                                                               793,900          968,481
                                                           -----------------------------

                            STOCKHOLDERS' DEFICIENCY
Capital Stock (note 8)                                          76,309           51,372
Paid in Capital                                              1,980,426        2,666,643
Accumulated Other Comprehensive Income                           1,137           23,972
Accumulated Deficit                                         (2,269,622)      (3,019,566)
                                                           -----------------------------
                                                              (211,750)        (277,579)
                                                           -----------------------------
                                                           $   582,150      $   690,902

      APPROVED ON BEHALF OF THE BOARD
               "HANWOOK BAE"                           "SANGEON PARK"
----------------------------------------         -------------------------
                 Director                                 Director


               (The accompanying notes of the financial statements
                   are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Stockholders' Deficiency
Nine Months Ended September 30, 2005 and 2004

                                                                  Paid in       Accumulated
                                                                 Capital in       Other                              Total
                                  Number of      Capital         excess of     Comprehensive      Accumulated     Stockholders'
                                   Shares         Stock          Par Value        Income            Deficit         Deficit
                                 ----------------------------------------------------------------------------------------------
Balance, January 1, 2004         37,639,422     $    37,639     $ 1,585,876     $     9,240      $(2,254,830)     $  (622,075)

Common stock issued
  for services                      475,000             475          34,525              --               --           35,000
Conversion of convertible
  debentures into
  common stock -
  March 2004 (note 8)             2,357,185           2,357         497,643              --               --          500,000
Conversion of convertible
  debentures into
  common stock -
  June 30, 2004 (note 8)          3,221,747           3,222         307,780              --               --          311,002
Conversion of convertible
  debenture into
  common stock -
  September 30, 2004              5,079,461           5,079         152,419              --               --          157,498
Common stock issued
  for services -
  September 30, 2004              2,600,000           2,600          88,400              --               --           91,000
Foreign exchange on
  translation                            --              --              --          14,732               --           14,732
Net Loss                                 --              --              --              --         (764,736)        (764,736)
                                 ----------------------------------------------------------------------------------------------
Balance, September 30, 2004      51,372,815     $    51,372     $ 2,666,643     $    23,972      $(3,019,566)     $  (277,579)
                                 ==============================================================================================

Balance, January 1, 2005         63,013,500     $    63,013     $ 1,522,157     $    17,468      $(1,632,512)     $   (29,874)

Common stock issued for
  services - March 2005
  (note 8)                          300,000             300          11,100              --               --           11,400
Conversion of convertible
  debentures into
  common stock
  (note 8)                       11,487,873          11,488         377,812              --               --          389,300
Common stock issued
  for services -
  June 2005  (note 8)               200,000             200          14,000              --               --           14,200
Common stock sold -
  August 2005 (note 8)              547,500             548          30,742              --               --           31,290
Common stock sold -
  September 2005 (note 8)           110,000             110           5,115              --               --            5,225
Common stock issued
  for services -
  Sept 2005 (note 8)                650,000             650          19,500              --               --           20,150
Foreign exchange on
  translation                            --              --              --         (16,331)              --          (16,331)
Net Loss                                 --              --              --              --         (637,110)        (637,110)
                                 ----------------------------------------------------------------------------------------------
Balance, September 30, 2005      76,308,873     $    76,309     $ 1,980,426     $     1,137      $(2,269,622)     $  (211,750)
                                 ==============================================================================================

               (The accompanying notes of the financial statements
                   are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Nine Months Ended September 30, 2005 and 2004

                                                         2005             2004
Net Sales                                           $     29,400      $     12,206

Cost of Sales                                             22,119            51,963
                                                    ------------------------------
Gross Profit (Loss)                                        7,281           (39,757)
                                                    ------------------------------
Expenses
    Salaries and benefits                                142,089           149,928
    Fees and charges                                     107,656            79,794
    Research and development                              79,893           133,671
    Travel                                                44,315            51,199
    Consulting                                            47,099           120,050
    Rent                                                  24,099             5,424
    Office and general                                    10,903            13,069
    Entertainment                                          6,711             3,677
    Taxes and dues                                         5,500             3,216
    Bad debts                                             97,755           108,159
    Amortization of financing fees                        54,329            30,108
    Depreciation                                           9,209            18,798
                                                    ------------------------------
                                                         629,558           717,093
                                                    ------------------------------
Loss from Operations                                    (622,277)         (756,850)
                                                    ------------------------------
Other
    Interest expense                                     (18,284)          (11,966)
    Other income                                           3,451             4,080
                                                    ------------------------------
                                                         (14,833)           (7,886)
                                                    ------------------------------
Net Loss                                            $   (637,110)     $   (764,736)
                                                    ==============================
Basic and Fully Diluted Loss Per Share (note 8)     $      (0.01)     $      (0.02)
                                                    ==============================
Weighted Average Number of Shares                     74,131,684        42,862,166
                                                    ==============================

               (The accompanying notes of the financial statements
                   are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Quarters Ended September 30, 2005 and 2004

                                                          2005              2004

Net Sales                                           $     29,400      $         --

Cost of Sales                                             22,119            10,752
                                                    ------------------------------

Gross Profit (Loss)                                        7,281           (10,752)
                                                    ------------------------------

Expenses
    Fees and charges                                      24,834            (3,910)
    Research and development                              13,639            46,191
    Salaries and benefits                                 41,948            76,145
    Consulting                                            20,150             5,300
    Travel                                                15,805            18,266
    Rent                                                   7,443               688
    Office and general                                     4,024             2,394
    Taxes and dues                                         1,801             1,013
    Entertainment                                          2,740             1,173
    Bad debts                                                 --            63,049
    Amortization of financing fees                        19,278                --
    Depreciation                                           3,720            16,143
                                                    ------------------------------
                                                         155,382           226,452
                                                    ------------------------------
Loss from Operations                                    (148,101)         (237,204)
                                                    ------------------------------

Other
    Interest expense                                          --            (1,998)
    Other income                                           2,874               558
                                                    ------------------------------
                                                           2,874            (1,440)
                                                    ------------------------------
Net Loss                                            $   (145,227)     $   (238,644)
                                                    ==============================
Basic and Fully Diluted Loss Per Share (note 8)     $       0.00      $      (0.01)
                                                    ==============================
Weighted Average Number of Shares                     75,619,697        47,213,531
                                                    ==============================


               (The accompanying notes of the financial statements
                   are an integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004

                                                               2005           2004
Cash Flows from Operating Activities
    Net loss                                                $(637,110)     $(764,736)
    Adjustments for:
      Depreciation                                              9,209         79,014
      Amortization of financing fees                           54,329         30,108
      Stock issued in exchange for services                    45,750        126,000
    Net changes in assets and liabilities
      Accounts receivable                                     261,403        247,109
      Inventories                                                  --       (121,368)
      Other                                                  (113,950)        19,654
      Accounts payable                                       (180,821)       113,461
      Customer deposit                                          9,743             --
                                                            ------------------------
                                                             (551,447)      (270,758)
                                                            ------------------------
Cash Flows from Investing Activities
    Acquisition of goodwill                                        --        (42,856)
    Additions of equipment                                    (10,183)       (30,473)
    Term deposit                                                   --         (2,580)
                                                            ------------------------
                                                              (10,183)       (75,909)
                                                            ------------------------
Cash Flows from Financing Activities
    Issuance of common stock                                   36,515             --
    Payment of loans payable                                       --         (6,245)
    Bank loans                                                     --            (12)
    Notes payable                                             (69,500)        30,000
    Proceeds from issuance of convertible debentures          500,000             --
    Proceeds from loans from shareholders and directors            --         35,583
    Deferred financing costs                                  (70,100)            --
                                                            ------------------------
                                                              396,915         59,326
                                                            ------------------------
Foreign Exchange on Cash and Cash Equivalents                     (23)         2,826
                                                            ------------------------
Net Decrease in Cash and Cash Equivalents                    (164,738)      (284,515)
Cash and Cash Equivalents - beginning of  period              218,218        294,807
                                                            ------------------------
Cash and Cash Equivalents - end of period                   $  53,480      $  10,292
                                                            ========================


Interest and Income Taxes Paid

During the period, the company had no cash flows arising from interest and income taxes paid.



               (The accompanying notes of the financial statements
                   are an integral part of these statements)

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


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

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


1. Description of Business and Going Concern (cont'd)

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended September 30, 2005 and 2004, the Company experienced net losses of $637,110 and $764,736 respectively.

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

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004

2. Summary of Significant Accounting Policies (cont'd)

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

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


2. Summary of Significant Accounting Policies (cont'd)

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

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


2. Summary of Significant Accounting Policies (cont'd)

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

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004

3.    Equipment

      Equipment is comprised as follows:

                                                            2005                    2004
                                                         Accumulated             Accumulated
                                              Cost      Depreciation    Cost    Depreciation
                                            -----------------------------------------------
      Structures and fixtures               $     --     $     --     $ 23,107     $ 17,653
      Furniture and office equipment          23,592        9,422       57,622       38,269
      Vehicles                                12,963        2,847       26,616       22,505
      Moulds                                      --           --      232,407      209,108
      Software                                    --           --       28,296        4,244
                                            -----------------------------------------------
                                            $ 36,555     $ 12,269     $368,048     $291,779
                                            -----------------------------------------------
      Net carrying amount                                $ 24,286                  $ 76,269
                                                        ----------                ---------


4.    Deferred Financing Costs

                                                             2005                     2004
                                                          Accumulated              Accumulated
                                               Cost      Amortization     Cost    Amortization
                                            -----------------------------------------------
      Financing costs                       $385,560     $100,210     $200,720     $ 30,108
                                            -----------------------------------------------
      Net carrying amount                                $285,350                  $170,612
                                                        ----------                ---------


5.    Investment

      The investment represents a 5% ownership in a privately owned company located and operating in Seoul, Korea.

6.    Note Payable

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. On April 14, 2005 the Company reached an agreement with the holder to repay the entire note for a total of $200,000. The amount will be paid over an eighteen month period as follows: $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month for sixteen months until the amount is paid in full.

      The $9,375 payments by share issuance are to be paid from a lawyer's trust account and secured by sufficient free trading stock to be sold in an orderly manner over sixteen months. 3,000,000 common shares were issued to a lawyers trust account in July 2005. As at September 30, 2005 2,342,500 common shares are being held in escrow to be sold for repayments in future.

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004

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

                  Balance - January 1, 2003                         $        --
                      Issued - November 2003                          1,000,000
                      Converted - November 2003                          (1,500)
                                                                    -----------

                  Balance - December 31, 2003                           998,500
                      Converted - February 2004                        (500,000)
                      Converted - March 2004                           (125,000)
                      Converted - April 2004                            (84,636)
                      Converted - May 2004                             (100,000)
                      Converted - July 2004                              (6,500)
                      Converted - September 2004                       (182,364)
                      Issued - October 2004                             500,000
                      Converted - November 2004                         (46,500)
                      Converted - December 2004                         (17,000)
                                                                    -----------

                  Balance - December 31, 2004                           436,500
                      Converted - January 2005                          (91,800)
                      Converted - February 2005                        (297,500)
                                                                    -----------

                  Balance - March 31, 2005                               47,200
                      Issued - April 2005                               500,000
                                                                    -----------

                  Balance - September 30, 2005                      $   547,200
                                                                    ===========

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


8.    Capital Stock

        Authorized
              145,000,000 common shares, par value $0.001
            5,000,000  preferred shares, par value $0.001

                                                                 2005         2004
        Issued and outstanding
            76,308,873  common shares (2004 - 51,372,815)      $ 76,309      $51,372
                                                               ---------------------

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

      In April 2004, the Company issued 1,000,000 common shares upon the conversion of $84,636 of the convertible debentures as described in note 7.

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


8.    Capital Stock (cont'd)

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

      In February 2005, the Company issued 150,000 common shares for settlement costs (see note 6) valued at $5,700.

MB TECH INC.
Notes to Consolidated Financial Statements
September 30, 2005 and  2004


8.    Capital Stock (cont'd)

      In February 2005, the Company issued 4,013,041 common shares upon conversion of $136,000 of the convertible debentures as described in note 7.

      In April 2005, the Company issued 200,000 common shares for settlement costs (see note 6) valued at $14,200.

      In August 2005, the company issued 547,500 common shares for settlement costs valued at $31,290 (see note 6).

      In September 2005, the company issued 110,000 common shares for settlement costs valued at $5,225 (see note 6).

      In September 2005, the Company issued 650,000 common shares for consulting services valued at $20,150.

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

      The Company has deferred income tax assets as follows:

                                                      2005              2004
          Net operating loss carryforwards          $ 625,000        $ 335,000

          Valuation allowance                        (625,000)        (335,000)
                                                   ----------------------------
                                                    $      --        $      --
                                                   ----------------------------

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

During the third quarter, the Registrant has improved the antenna performance and control program of the portable auto positioning flat antenna for North America DBS. The production run of the Flat Antennae system for North America has been tooled with the exception of the top cover. This will be the last piece prepared for assembly after a meeting with distributors so that this piece agrees with their branding requirements and accommodates feature options (LCD or LED) with little or no impact to final product appearance, matching "the line" of the flat antenna system. The preparation of production of the Flat Antenna for North America will be completed by the end of 2005.

The final samples of the portable flat antenna for Japanese Market were delivered to the Japanese importer for test and approval. The importer satisfied with the results of its own filed test and is negotiating the price to be sold.

The Marine Antenna design and the prototype of the Korean system were finished at the third quarter. The Korean specific version will be integrated with sea navigation equipment and employ digital dithering technology to maintain a sharp image while the digital graphic signal converts to analog signal for Television. The hardware of the product is completed and the software is developing to finish by the end of 2005. The production initiation has not been scheduled.

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

The Registrant developed a cell phone tracking and surveillance device, a technology already present in MB Tech's multi-layer, multi-band patch antenna technology. The device, similar in design to the flat antenna system proposed for use in North America, will focus on detection of cell and PCS phone signals, TRS (trunked radio system), wireless LAN and walkie-talkie signals. The dept of education of Korean government have a plan to purchase this device for the public education institutions and we are working with a company who supply educational and surveillance equipment to government and schools. This device enables teachers, proctors, managers, prison wardens, flight attendants or even parents to be aware of cell phone use. The prototype was completed and the production run has been tooling. Sales are planed to be commenced after the bench marking test to the government authority scheduled at the first quarter of 2006

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended September 30, 2005 and 2004, the Company experienced net losses of $637,110 and $764,736 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its product and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the chief executive officer) and its Vice President (who has served as the principal financial and accounting officer). Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligations in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner. The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MB TECH, INC

Registrant


By /s/ Bae, Han Wook
----------------------------------
Bae, Han Wook, President


By: /s/ Sangeon Park
----------------------------------
Sangeon Park, Chief Financial Officer



Dated: Nov 15, 2005