Form 10KSB
period 2005-12-31
MB TECH INC
filed 2006-04-17
CIK 1085819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE80 CURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-32725

                                  MB TECH, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                    88-9399260
                 ------                                 ----------------
(State or jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                           Identification No.)


                       1588-11, Gwanyang-Dong, Donggan-Gu,
                    3rd Fl., The Korea Development Bank Bldg,
                   Anyang City,Gyeonggi-do, Republic of Korea.

               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: 82-31-381-6666

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

      The Registrant had revenues of $40,040 for the fiscal year ended on December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2005: Common Stock, par value $0.001 per share - $2,669,917 based upon a total of 54,488,107 shares held by non-affiliates and the last sales price on that date of $ 0.049. As of March 31, 2005, the Registrant had 143,968,943 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS
                                                                         PAGE
PART I

  ITEM 1.  BUSINESS                                                        3

  ITEM 2.  PROPERTIES                                                      4

  ITEM 3.  LEGAL PROCEEDINGS                                               4

  ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS               5

PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY                           5
           AND RELATED STOCKHOLDER MATTERS

  ITEM 6.  PLAN OF OPERATION                                               6

  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     8

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                  10
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

  ITEM 8A. CONTROLS AND PROCEDURES                                        10

PART III

  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             10

  ITEM 10. EXECUTIVE COMPENSATION                                         11

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                       11
           OWNERS AND MANAGEMENT

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 11

PART IV

  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND                  12
           REPORTS ON FORM 8-K

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                         13

SIGNATURES                                                                15

                                     PART I.

Item 1. Description of the Business and current business development

Introduction

The Registrant is a global manufacturer and distributor of electronic components. The Registrant and its subsidiaries produce products for the DBS (Direct Broadcasting System) satellite industry and state of the art RF (Radio Frequency) microwave and communications technologies with consumer and military applications. The Registrant serves the satellite television market as a provider of hardware and bundled solutions, and is expanding to serve the satellite radio and military hardware and solutions sectors. Registrant strives to deliver a lower cost solution to increase satellite users, and capitalize on volume production for that new market.

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

The Registrant has made important development breakthroughs with its silicon chip-based phased-array antenna system with its partner Teltron. The product will allow for mobile in-motion use for DBS (Direct Broadcast Satellite) services in vehicles such as SUVs, limousines, and RVs.

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

When completion of the marine antenna is expected, the Registrant intends to market this product initially to the coastal service business and yacht market. The prototype presently has a unit sized as a 20-inch diameter dome with 21-inch height. The price is being targeted well below the industry overall which is in line with the company's overall corporate strategy of innovation and price performance.

The Registrant had one major customer located in South Korea which accounted for 95% of the total revenues for the year. The loss of the customer would have a material adverse effect on the Registrant. When the Registrant begins to ship the antenna products from 2005, the importance and dependence to one customer will be decrease.

Completion of  Acquisition

Effective March 6, 2006, MB Tech closed the share exchange agreement with Metaware Co. Ltd., a Republic of Korea corporation, and acquired 51% of Metaware in exchange for 62,400,137 restricted shares of MB Tech common stock.

Metaware is a digital telecommunications company headquartered in Seoul, Korea, with approximately 120 employees in five countries; it is the maker of various digital set-top box receivers and other products for the cable and satellite industry.

Metaware has been in business since 1996 as a pioneering company in the digital television delivery revolution. Information about Metaware's management, facilities and products can be found on its Web site at www.metaware.co.kr

Both MB Tech and Metaware will then try to complete the acquisition of the remaining 49% balance of Metaware held by a company on KOSDAQ, the Korean Stock Exchange.

In connection with the share exchange agreement with Metaware referred to, Kangra Jo and Harry Kay resigned as directors of MB Tech. Hanwook Bae and Sangeon Park will continue to act as directors of MB Tech and to serve as officers.

New officers and directors appointed by Metaware are:

Ducksoo Kim, Chief Excecutive Officer and President, has served as Chief Executive Officer and President of Metaware since 1996. Mr. Kim received MBAs from Yondei University and from Kaist.

Chanmyun Han, Chief Operating Officer and Treasurer, has been Vice President of Metaware since 2006. From 2002 to 2004, he was Chief Operating Officer of Eastern Telecom, Korea. He was Manager of LG Electronics USA. Marketing, from 1986 to 1994.

Youngmo Cho, Chief Marketing Officer, has been Chief Marketing Officer of Metaware since 2005. He was general manager in the head office and the European office of Samsung Electronics from 1979 - 2001.

Effective February 28, 2006, Article IV of the articles of incorporation was amended to increase the number of shares the corporation shall have authority to issue to four hundred million (400,000,000); with three hundred ninety-five million (395,000,000) of such shares common shares with par value of $.001 and five million (5,000,000) of such shares preferred shares, with the voting power, designations, preferences and other rights to be fixed by resolution of the board of directors.

Item 2. Properties

----------------------- ------------- -------------------- -------------- -------------- --------------------------
Location                Type          Principal use        Size           Ownership      Lease Expiration
----------------------- ------------- -------------------- -------------- -------------- --------------------------
Seoul Korea             Office        HQ                   76 m2          Leased         April 6, 2007
                                      R&D
                                      Marketing
----------------------- ------------- -------------------- -------------- -------------- --------------------------

The Headquarter and Marketing of MB Tech will be move to the building of Metaware Co., Ltd by the end of April 2006. Afterward, the office will be functioned as R&D Center.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fiscal 2005.




                                    PART II.


Item 5. Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock is currently quoted on the NASD Electronic Bulletin Board (OTC: BB) under the trading symbol "MBTT". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter for the year 2004 and 2005 as reported by the National Quotation Bureau. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                HIGH BID          LOW BID
                                                --------          -------
Fiscal 2005

         First Quarter                            .11              .05
         Second Quarter                           .07              .04
         Third Quarter                            .83              .04
         Fourth Quarter                           .07              .02


Fiscal 2004

         First Quarter                            .34              .13
         Second Quarter                           .16              .03
         Third Quarter                            .25              .05
         Fourth Quarter                           .13              .06



      The Company presently is authorized to issue 145,000,000 shares of Common Stock and 5,000,000 Preferred Stock, of which 77,126,039 Common shares were outstanding as of December 31, 2005.

Holders

      There were approximately 167 holders of record of the Company's Common Stock as of December 31, 2005.


Dividends

      The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

Item 6. Selected Financial Statements

Consolidated Statements of Operations


                                                      2005           2004          2003
                                                  -----------    -----------    -----------
Sales                                             $    40,040    $   248,787    $   404,269

Cost of Sales                                          52,949        280,035        266,838
                                                  -----------    -----------    -----------


Gross Loss                                            (12,909)       (31,248)       137,431
                                                  -----------    -----------    -----------


Expenses                                              757,436      1,195,906      1,124,036
                                                  -----------    -----------    -----------

Operating Loss                                       (770,345)    (1,227,154)      (986,605)
                                                  -----------    -----------    -----------

Other Income

          Interest income                                --             --              209

          Gain on disposal of subsidiary                 --         (240,633)          --

          Other                                        (3,982)       (10,837)          --
                                                  -----------    -----------    -----------

                                                       (3,982)      (251,470)           209
                                                  -----------    -----------    -----------


Non-Operating Expenses

        Interest expense                               15,430         43,163         10,660

        Amortization of deferred financing costs       73,607         45,881         12,765

        Other                                            --             --            2,105
                                                  -----------    -----------    -----------


Net Loss                                          $  (855,400)   $(1,064,728)   $  (999,161)
                                                  -----------    -----------    -----------

Consolidated Balance Sheet



                                     ASSETS

                                                   2005         2004         2003
                                                ----------   ----------   ----------
Current
        Cash and equivalents                    $   19,213   $  218,218   $  294,807

        Term deposit                                  --           --         10,884

        Accounts receivable                          5,518      291,237      412,874
                                                ----------   ----------   ----------

          (net of allowance for doubtful            24,731      590,455      718,565
          accounts 2005-NIL;2004-$97,266)

Equipment                                           59,872       23,069      120,852

Deferred Financing Costs                           266,072      269,579      200,720

Investment                                          53,449       52,402         --

Other                                              163,419       39,399       94,111
                                                ----------   ----------   ----------

                                                $  567,543   $  893,904   $1,134,248
                                                ----------   ----------   ----------

                                   LIABILITIES

                                                   2005         2004        2003
                                                ----------   ----------   ----------
Current
        Bank loans                              $     --     $     --     $  108,836

        Accounts payable                           308,773      305,278      459,143

        Advances from shareholder                   15,000

        Loans from shareholders and directors         --           --         57,770

        Notes payable                               84,375      182,000      100,000

        Loans payable - current portion               --           --          8,073

                                                   408,148      487,278      733,822


Loans Payable                                         --           --         12,255

Convertible Debentures                             547,200      436,500      998,500
                                                ----------   ----------   ----------

                                                   955,348      923,778    1,732,322
                                                ----------   ----------   ----------

                              STOCKHOLDERS' EQUITY


                                                  2005             2004            2003
                                               ----------       ----------      ----------
   Capital Stock                                   77,126           63,013          37,639

   Paid in Capital                              2,008,719        1,522,157       1,605,876

   Accumulated Other Comprehensive Income(loss)    14,262           17,468          9,240

                                               (2,487,912)      (1,632,512)     (2,250,829)
                                               ----------       ----------      ----------

                                                 (387,805)         (29,874)       (598,074)

                                               $  567,543       $  893,904      $1,134,248
                                               ----------       ----------      ----------





ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operaiton.

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


During 2005, the Registrant has improved the antenna performance and control program of the portable auto positioning flat antenna for North America DBS. The production run of the Flat Antennae system for North America has been tooled with the exception of the top cover. This will be the last piece prepared for assembly after a meeting with distributors so that this piece agrees with their branding requirements and accommodates feature options (LCD or LED) with little or no impact to final product appearance, matching "the line" of the flat antenna system. The preparation of production of the Flat Antenna for North America will be completed by the end of 2005.

The final samples of the portable flat antenna for Japanese Market were delivered to the Japanese importer for test and approval. The importer satisfied with the results of its own field test and is negotiating the price to be sold. The Registrant is trying to find the various ways to cut down price to meet the level the importer requested.

The Marine Antenna design and the prototype of the Korean system were finished at the third quarter. The Korean specific version will be integrated with sea navigation equipment and employ digital dithering technology to maintain a sharp image while the digital graphic signal converts to analog signal for Television. The hardware of the product is completed and the software is developing to finish by the end of June 2006. The production initiation has not been scheduled.

From March 2005, the Registrant began to develop new products, Digital two-way indoor amplifier for CATV. Korean CATV needs to change their indoor amplifier to add more channels. Currently they have 5-875MHz but they need to substitute new wider range amplifier 5-1GHz. Our PCB (printed circuit board ) engineer has developed this product during the second quarter and the product is now being evaluated for operation under the Korean government's process.

The Registrant developed a cell phone tracking and surveillance device, a technology already present in MB Tech's multi-layer, multi-band patch antenna technology. The device, similar in design to the flat antenna system proposed for use in North America, will focus on detection of cell and PCS phone signals, TRS (trunked radio system), wireless LAN and walkie-talkie signals. The dept of education of Korean government have a plan to purchase this device for the public education institutions and we are working with a company who supply educational and surveillance equipment to government and schools. This device enables teachers, proctors, managers, prison wardens, flight attendants or even parents to be aware of cell phone use. The prototype was completed and the production run has been tooling. Sales are planed to be commenced after the bench marking test to the government authority scheduled at the second quarter of 2006

The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the fiscal years ended December 31, 2005 and 2004, the Company experienced net losses of $855,400 and $ 1,064,728 respectively. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiate sale of its products and attain profitable operations. The Company expects to continue to meet its liquidity requirements by private equity and/or debt offerings of securities until it generates sufficient funds from operations.

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

MB Tech acquired 51% of Metaware on March 6, 2006. MB Tech specializes in miniaturizing the satellite broadcast receiver into 1/3 size of the existing product for the first time in the world and sells miniature products in the global market.

Metaware Co. Ltd. develops and produces products such as satellite broadcast receiver, ground wave receiver, cable receiver, etc. under its own brand name, and expects dramatic growth in 2006 backed by its Linux Box which is in the process of completing its development.

The Linux Box is a composite terminal device performing as Home Gateway capable of real-time monitoring and control in PC and internet connectable environment by using TV function and Game Box function and Ethernet and by employing diversified digital storage media and device utilizing broadcast receiving device that can reproduce and store image and voice through Digital broadcast satellite (QPSK), ground wave (OFDM), cable (QAM) Demodulation and MPEG-II Decoding and USB interface.

Due to the transaction between Metaware and MB Tech leads to the integration of the technologies of two companies, and antenna and satellite/ground wave receivers, research and development of unprecedented products is underway.

A new product to be marketed this July at the earliest is a product that resolves the limits of existing products and receives satellite and terrestrial waves through automatic reception. It is a portable product that enables satellite and ground wave broadcast to be watched indoors or at a location where an antenna cannot be installed.

MB Tech and Metaware are planning to advance into European market as well as American market with high technical power and new products, and the increased corporate value by the products will help us to meet the expectation of the investors and emerge as one of the leading companies.


                         2006 Operation plan for MB Tech

                                                                                                  (Unit: US dollar)
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
                     Jan.~Feb.    Mar.~Apr.     May.~Jun.    Jul ~Aug.     Sep.~Oct.    Nov.~Dec.        Total
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
      ANALOG
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
    DIGITAL:C1                        110,000      137,500       110,000      550,000       742,500       1,650,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
   DIGITAL:FTA          187,500       525,000      875,000       700,000    2,625,000     2,975,000       9,800,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
       CAS                            685,500      750,000       750,000    2,625,000     1,752,000       9,000,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
       DTR                                         550,000       550,000      825,000       825,000       3,300,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
       PVR                             60,000      120,000       120,000      120,000       180,000         720,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
   New-Project                                                 2,250,000    3,750,000     5,250,000      15,000,000
------------------- ------------ ------------- ------------ ------------- ------------ ------------- ---------------
* DTR: Digital Terrestrial Receiver



Item 8. Changes in and Disagreements with accountants on accounting and financial disclosure.

The Registrant does not have changes in and disagreements with accountants on accounting and financial disclosure.

Item 8a.  Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

(a) Officers and Directors as of December 31, 2005:

-------------------- ------------- ----- ------------------- --------------------------------------------------------
Name                 Position      Age   Education           Work Experience
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Hanwook Bae          CEO &         46    Youngnam            StandardTek Inc., Director
                     President           University          CJ Corporation, General Manager
                     Director                                Samsung Electronics, General Manager
                                                             Samsung Motor Inc., General Manager
                                                             Samsung Singapore , General Manager
                                                             Samsung Corporation, Manager
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Sangeon Park         CFO           42    State University    IMC Direct, CFO
                     Director              of New York       Pionsoft, CFO
                                         MS accounting       Samsung Securities, Ltd. Manager
                                                             Samsung Motors Inc. Manager
                                                             Samsung Corporation
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Kangrae Jo           Director      46    Youngnam            Green Cable Television, CEO
                                         University
                                         MBA
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Harry Kay            Outside       80    U.S. Marine Corp.   President and Chairman of K-Group
                     Director                                Senior Management Positions of Public Companies
                                                             Diplomatic Coordinator on behalf of US Government
-------------------- ------------- ----- ------------------- --------------------------------------------------------

      Officers and Directors as of April 12, 2006:

-------------------- ------------- ----- ------------------- --------------------------------------------------------
Name                 Position      Age   Education           Work Experience
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Ducksoo Kim          CEO &         41    MBAs from Yonsei    CEO&President of JMP , Korea
                     President           University and      CEO&President of Metaware ,Korea
                                         from Kaist.
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Chanmyun Han         COO &         46    Jung-Ang            Vice President of Metaware, Korea
                     Treasurer           University          COO of Eastern Telecom, Korea
                                                             Manager of  LG Electronics, USA
-------------------- ------------- ----- ------------------- --------------------------------------------------------
Youngmo Cho          Chief         54    Yonsei University   CMO of Metaware, Korea
                     Marketing                               General manager in the head office and the European
                     Officer                                 office of Samsung Electronics
-------------------- ------------- ----- ------------------- --------------------------------------------------------

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

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (December 4, 1999) and that each of the new officers and directors also have failed to file a Form. Such forms have not been prepared and filed to date. All affiliates are aware of this requirement and will file Form 3's within the next thirty days.

Item 10, Executive Compensation Salary and Options

For the year 2005, the Registrant paid compensation to its officers and directors as follows:

------------------------- --------------------------- ----------------------- -------------------------
Name                      Position                    Salary                  Stock
------------------------- --------------------------- ----------------------- -------------------------
Hanwook Bae               CEO & President             -                       -
                          Director
------------------------- --------------------------- ----------------------- -------------------------
Sangeon Park              CFO                         -                       -
                          Director
------------------------- --------------------------- ----------------------- -------------------------
Harry Kay                 Outside Director            -                       -
------------------------- --------------------------- ----------------------- -------------------------


Item 11, Security ownership of certain beneficial owners and management

(a) Officers and Directors as of December 31, 2005:
------------------------------- ---------------------------- ---------------------------- -------------
Name and address of             Office                       Total shares                 Percent
Beneficial owner                                                                          Ownership
------------------------------- ---------------------------- ---------------------------- -------------
Hanwook Bae                     CEO & President,             9,687,932                    15.5 %
                                Director
------------------------------- ---------------------------- ---------------------------- -------------
Kangrae Jo                      Director                     8,000,000                    12.8 %
------------------------------- ---------------------------- ---------------------------- -------------
Sangeon Park                    CFO, Director                3,450,000                    5.5 %
------------------------------- ---------------------------- ---------------------------- -------------
Harry Kay                       Outside Director             1,500,000                    2.4%
------------------------------- ---------------------------- ---------------------------- -------------

(b) Officers and Directors as of April 12, 2006:

------------------------------- ---------------------------- ---------------------------- -------------
Name and address of             Office                       Total shares                 Percent
Beneficial owner                                                                          Ownership
------------------------------- ---------------------------- ---------------------------- -------------
Ducksoo Kim                     CEO & President              35,914,008                   24.9 %
------------------------------- ---------------------------- ---------------------------- -------------
Hanwook Bae                     Director                     9,687,932                    6.7%
------------------------------- ---------------------------- ---------------------------- -------------
Sangeon Park                    Director                     3,450,000                    2.4%
------------------------------- ---------------------------- ---------------------------- -------------

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

Consolidated Statement of Operations                                     F-3

Consolidated Schedule of Expenses                                        F-4

Consolidated Statement of Stockholders' Equity                           F-5

Consolidated Statement of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                         F-7 -F-16


(b) Reports on Form 8-K.

      Registrant filed a current report on Form 8-K on March 27 2006 to report following events.

Item 2.01  Completion of Acquisition or Disposition of Assets.
Effective March 6, 2006, MB Tech closed the share exchange agreement with Metaware Co. Ltd., a Republic of Korea corporation, and acquired 51% of Metaware in exchange for 62,400,137 restricted shares of MB Tech common stock.

Item 3.02  Unregistered Sales of Equity Securities.
Pursuant to the share exchange agreement referred to in Item 2.01 above, MB Tech issued 62,400,137 restricted shares to the ten shareholders of Metaware. There were no underwriters. The shares were not registered under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) thereof.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. In connection with the share exchange agreement with Metaware referred to in Item 2.01 above, Kangra Jo and Harry Kay resigned as directors of MB Tech. New officers and directors appointed by Metaware are Ducksoo Kim, Chief Excecutive Officer and President, Chanmyun Han, Chief Operating, Youngmo Cho, Chief Marketing Officer.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
Effective February 28, 2006, Article IV of the articles of incorporation was amended to increase the number of shares the corporation shall have authority to issue to four hundred million (400,000,000); with three hundred ninety-five million (395,000,000) of such shares common shares with par value of $.001 and five million (5,000,000) of such shares preferred shares, with the voting power, designations, preferences and other rights to be fixed by resolution of the board of directors


(c) Exhibits included or incorporated by reference herein

Exhibit
  No.                      Description
-------                    -----------

23          "Consentof SF Partnership, LLP"

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

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Chief Executive Officer certification pursuant to 18 U.S.C.Section
            1350

32.2        Chief Financial Officer certification pursuant to 18 U.S.C.Section
            1350





ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2005 and 2004.

Fee Category                Fiscal 2004 Fees        Fiscal 2004 Fees
                                  ($)                      ($)
-------------------------   ----------------        ----------------
Audit Fees 1                       46,000                39,000
Audit-Related Fees 2                    0                     0
Tax Fees 3                              0                     0
All Other Fees 4                        0                     0
Total Fees                         46,000                39,000

-------------
1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

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

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2005 and 2004.

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

                                  MB TECH, INC
                                  Registrant

                                  By: /s/ Ducksoo Kim
                                      ---------------
                                  Ducksoo Kim, CEO & President

                                  By: /s/ Chanmyun Han
                                      ----------------
                                  Chanmyun Han, Treasure & Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



    Signature                           Title                                Date
    ---------                           -----                                ----
/s/ Ducksoo Kim                 Chief Executive Officer,                  April 13, 2006
----------------                Principal Executive Officer,
Ducksoo Kim                     Director



/s/ Chanmyun Han                Chief Operating Officer                   April 13, 2006
----------------                Director
Chanmyun Han



/s/ Youngmo Jo                  Chief Marketing Officer                   April 13, 2006
--------------                  Director
Youngmo Jo

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004






                                    CONTENTS

Independent Auditors' Report                                               1

Consolidated Balance Sheets                                                2

Consolidated Statements of Stockholders' Equity                            3

Consolidated Statements of Operations                                      4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                            6 - 17

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
MB Tech Inc.

      We have audited the accompanying consolidated balance sheets of MB Tech Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of stockholders' equity, operations, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operation, accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                                       "SF PARTNERSHIP, LLP"




Toronto, Canada                                        CHARTERED ACCOUNTANTS
March 16, 2006
                                      -1-

MB TECH INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

                                                                                 2005           2004
                                                                              -----------    -----------
                                     ASSETS
Current
Cash and cash equivalents                                                     $    19,213    $   218,218
Accounts receivable (net of allowance for
doubtful accounts 2005 - NIL; 2004 - $97,266)                                       5,518        291,237
                                                                              -----------    -----------

                                                                                   24,731        509,455
Equipment (note 3)                                                                 59,872         23,069
Deferred Financing Costs (note 4)                                                 266,072        269,579
Investment (note 5)                                                                53,449         52,402
Other                                                                             163,419         39,399
                                                                              -----------    -----------

                                                                              $   567,543    $   893,904
                                                                              -----------    -----------
LIABILITIES
Current
Accounts payable                                                                  308,773        305,278
Advances from shareholder (note 6)                                                 15,000           --
Note payable (note 7)                                                              84,375        182,000
                                                                              -----------    -----------

                                                                                  408,148        487,278

Convertible Debentures (note 8)                                                   547,200        436,500
                                                                              -----------    -----------

                                                                                  955,348        923,778
                                                                              -----------    -----------
STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Authorized 145,000,000 common shares, outstanding 77,126,039 and 63,013,500
Authorized 5,000,000 preferred shares,
none outstanding                                                                   77,126         63,013
Paid in Capital                                                                 2,008,719      1,522,157
Accumulated Other Comprehensive Income                                             14,262         17,468
Accumulated Deficit                                                            (2,487,912)    (1,632,512)
                                                                              -----------    -----------

                                                                                 (387,805)       (29,874)
                                                                              -----------    -----------

                                                                              $   567,543    $   893,904
                                                                              -----------    -----------

APPROVED ON BEHALF OF THE BOARD

          "HANWOOK BAE"                     "SANGEON PARK"
--------------------------------   --------------------------------
            Director                           Director

             (The accompanied notes of the financial statements are
                     an integral part of these statements)

MB TECH INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005 and 2004

                                                           Paid in      Accumulated
                                                          Capital in        Other                        Total
                               Number of      Capital     excess of     Comprehensive   Accumulated   Stockholders'
                                 Shares        Stock      Par Value     Income (Loss)     Deficit        Equity
                              -----------   -----------   -----------    -----------    -----------    -----------
Balance, January 1, 2004       37,639,422   $    37,639   $ 1,605,876    $     9,240    $(2,250,829)   $  (598,074)
Common stock issued for
services - February 11,
2004 (note 9)                     475,000           475        34,525           --             --           35,000
Conversion of convertible
debentures into common
stock (note 9)                 14,419,078        14,419     1,047,581           --             --        1,062,000
Common stock issued for
services - August 18,
2004 (note 9)                   2,600,000         2,600        88,400           --             --           91,000
Common stock issued for
services - November 3,
2004 (note 9)                   6,150,000         6,150       361,350           --             --          367,500
Common stock issued for
services - December 22,
2004 (note 9)                     450,000           450        17,550           --             --           18,000
Common stock issued to
acquire investment (note 9)     1,280,000         1,280        49,920           --             --           51,200
Disposition of MB Tech
Korea                                --            --      (1,683,045)          --        1,683,045           --
Foreign exchange on
translation                          --            --            --            8,228           --            8,228
Net Loss                             --            --            --             --       (1,064,728)    (1,064,728)
                              -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2004     63,013,500   $    63,013   $ 1,522,157    $    17,468    $(1,632,512)   $   (29,874)
                              ===========   ===========   ===========    ===========    ===========    ===========

Balance, January 1, 2005       63,013,500   $    63,013   $ 1,522,157    $    17,468    $(1,632,512)   $   (29,874)
Common stock issued for
services - March 2005
(note 9)                          300,000           300        11,100           --             --           11,400
Conversion of convertible
debentures into common
stock (note 9)                 11,487,873        11,488       377,812           --             --          389,300
Common stock issued for
settlement of lawsuit
(note 9)                          200,000           200        14,000           --             --           14,200
Common stock issued for
repayment of note payable       1,474,666         1,475        64,150           --             --           65,625
Common stock issued for
services - September 2005
(note 9)                          650,000           650        19,500           --             --           20,150
Foreign exchange on
translation                          --            --            --           (3,206)          --           (3,206)
Net Loss                             --            --            --             --         (855,400)      (855,400)
                              -----------   -----------   -----------    -----------    -----------    -----------


Balance, December 31, 2005     77,126,039   $    77,126   $ 2,008,719    $    14,262    $(2,487,912)   $  (387,805)
                              ===========   ===========   ===========    ===========    ===========    ===========

            (The accompanied notes of the financial statements are an
                       integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004


                                                      2005             2004
                                                  ------------    ------------

Net Sales                                         $     40,040    $    248,787

Cost of Sales                                           52,949         280,035
                                                  ------------    ------------


Gross Loss                                             (12,909)        (31,248)
                                                  ------------    ------------


Expenses
Salaries and benefits                                  230,867         521,306
Fees and charges                                       152,636         196,564
Consulting                                              51,849         152,888
Bad debts                                               97,755          87,780
Research and development                                87,417         187,558
Travel                                                  61,095          68,229
Rent                                                    29,569           9,715
Office and general                                      15,701          23,069
Taxes and dues                                           8,070           4,426
Entertainment                                            7,960           6,617
Realized foreign exchange gain                            --            (3,951)
Gain on forgiveness of trade payable                      --           (82,944)
Depreciation                                            14,517          24,649
                                                  ------------    ------------


                                                       757,436       1,195,906
                                                  ------------    ------------


Operating Loss                                        (770,345)     (1,227,154)
                                                  ------------    ------------


Other
Interest expense                                        15,430          43,163
Other income                                            (3,982)        (10,837)
Gain on disposal of subsidiary                            --          (240,633)
Amortization of deferred financing costs                73,607          45,881
                                                  ------------    ------------

                                                        85,055        (162,426)
                                                  ------------    ------------

Net Loss                                          $   (855,400)   $ (1,064,728)
                                                  ============    ============

Basic and Fully Diluted Loss Per Share (note 9)   $      (0.01)   $      (0.02)
                                                  ============    ============

Weighted Average Number of Shares                   74,981,379      46,912,200
                                                  ============    ============

            (The accompanied notes of the financial statements are an
                       integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

                                                                           2005           2004
                                                                        -----------    -----------
Cash Flows from Operating Activities
    Net loss                                                            $  (855,400)   $(1,064,728)
    Adjustments for:
      Gain on disposal of subsidiary                                           --         (240,633)
      Depreciation                                                           14,813         28,010
      Amortization of financing fees                                         73,607         45,881
      Stock issued in exchange for services and legal settlement cost        45,750        511,500
                                                                           (721,230)      (719,970)
    Net Changes in Assets & Liabilities
      Accounts receivable                                                   285,719        141,637
      Other                                                                (124,020)        54,712
      Accounts payable                                                        3,495       (129,939)
                                                                        -----------    -----------

                                                                           (556,036)      (653,560)
                                                                        -----------    -----------

Cash Flows from Investing Activities
    Disposition of subsidiary                                                  --          240,633
    Investment                                                                 --           (1,202)
    (Additions) disposition of equipment                                    (50,474)        25,846
    Term deposit                                                               --           10,884
                                                                        -----------    -----------

                                                                            (50,474)       276,161
                                                                        -----------    -----------

Cash Flows from Financing Activities
    Advances from shareholder                                                15,000           --
    Issuance of common stock for payment of promissory note                  65,625           --
    Loans payable                                                              --           (8,073)
    Bank loans                                                                 --         (108,836)
    Repayment of note payable                                               (97,625)        82,000
    Proceeds from issuance of convertible debentures                        500,000        500,000
    Loans from shareholders and directors                                      --          (57,770)
    Deferred financing costs                                                (70,100)      (114,740)
                                                                        -----------    -----------

                                                                            412,900        292,581
                                                                        -----------    -----------

Foreign Exchange on Cash and Cash Equivalents                                (5,395)         8,229
                                                                        -----------    -----------

Net Decrease in Cash and Cash Equivalents                                  (199,005)       (76,589)

Cash and Cash Equivalents - beginning of  year                              218,218        294,807
                                                                        -----------    -----------

Cash and Cash Equivalents - end of year                                 $    19,213    $   218,218
                                                                        ===========    ===========

Interest and Income Taxes Paid:
    Interest paid                                                       $     3,074    $    13,021
                                                                        ===========    ===========

    Income taxes paid                                                   $      --      $      --
                                                                        ===========    ===========

            (The accompanied notes of the financial statements are an
                       integral part of these statements)

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


1     Description of Business and Going Concern

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

            The Company shifted its primary focus from the sale of LNB to the sale of flat antenna in 2003. On December 20, 2004, the Company sold the operating assets from "MB Tech Korea" to its newly incorporated wholly-owned subsidiary Faserwave Inc. ("Faserwave") operating in Seoul Korea. In return, Faserwave assumed short-term debt and the intercompany payable of MB Tech Korea to MB Tech Inc. Shares of "MB Tech Korea" were then disposed of to the president of MB Tech Korea at no consideration as described in note . As a result the Company continued on the same business under Faserwave.

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $855,400 and $1,064,728 respectively.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004

1     Description of Business and Going Concern(cont'd)

      b)    Going Concern (cont'd)

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


2     Summary of Significant Accounting Policies

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

      c)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in these financial statements.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004

2     Summary of Significant Accounting Policies (cont'd)

      d)    Cash and equivalents

            Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

      e)    Equipment

            Equipment is stated at cost. Depreciation is computed based on the estimated useful life of the respective asset as follows:

                                               Useful Life
                                                 (years)             Basis

            Furniture and office equipment         5               Declining
            Vehicles                               5               Declining
            Moulds                                 5               Declining

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

      i)    Investment

            Investment in available-for-sale securities are recorded at fair value when it is readily determinable in accordance with FAS No.115 "Accounting for Certain Investments in Debt and Equity Securities."

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


2     Summary of Significant Accounting Policies (cont'd)

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

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


2     Summary of Significant Accounting Policies (cont'd)

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

            In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.


3     Equipment

      Equipment is comprised as follows:

                                                                           2005                               2004
                                                                    Accumulated                        Accumulated
                                                         Cost      Depreciation             Cost      Depreciation
                                                ------------------------------------------------------------------

      Furniture and office equipment                    24,335           12,140            21,751            2,782
      Vehicles                                          13,372            4,384             4,621              521
      Mould                                             40,200            1,511                 -                -
                                                ------------------------------------------------------------------




                                                     $  77,907      $    18,035      $     26,372      $     3,303
                                                ------------------------------------------------------------------




      Net carrying amount                                           $    59,872                        $    23,069
                                                                    -----------                        -----------

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


4     Deferred Financing Costs

                                                                           2005                               2004
                                                                    Accumulated                        Accumulated
                                                         Cost      Amortization             Cost      Amortization
                                                ------------------------------------------------------------------
      Financing costs                              $   385,560     $    119,488       $   315,460       $   45,881
                                                ------------------------------------------------------------------

      Net carrying amount                                          $    266,072                         $  269,579
                                                                   ------------                         ----------

5     Investment

      The investment represents a 5% ownership in a privately owned company locates and operating in Seoul, Korea. Investment has been carried at cost when fair market value is not readily determinable.

6     Advances from shareholder

      The advances from shareholder are non interest bearing and due on demand.

7     Note Payable

      During 2001, the Company issued a 5-year $100,000 8% convertible note payable due November 30, 2006. On April 14, 2005 the Company reached an agreement with the holder to repay the entire note for a total of $200,000 in cash plus 200,000 shares of new restricted stock upon the execution of the agreement. The cash settlement will be paid over an eighteen month period as follows: $25,000 will be paid upon acceptance of the offer, $25,000 in the second month, and $9,375 per month for sixteen months until the amount is paid in full.

      The $9,375 payments by stock issuance are to be paid from a lawyer's trust account and secured by sufficient free trading stock to be sold in an orderly manner over sixteen months. The company issued 3,000,000 common shares to a lawyer's trust account in July 2005. At December 31, 2005, 1,525,334 common shares are still held in escrow to be sold for these future repayments.

      In addition, 200,000 shares were issued in April 2005 for a value of $14,200 as per note 9.

      The company is currently in default of its payment as described in note
      12c.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


8     Convertible Debentures

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

                  Balance - January 1, 2004           $       998,500

                      Converted - February 2004             (500,000)
                      Converted - March 2004                (125,000)
                      Converted - April 2004                 (84,636)
                      Converted - May 2004                  (100,000)
                      Converted - July 2004                   (6,500)
                      Converted - September 2004            (182,364)
                      Issued - October 2004                   500,000
                      Converted - November 2004              (46,500)
                      Converted - December 2004              (17,000)
                                                      ---------------


                  Balance - December 31, 2004                 436,500

                      Converted - January 2005               (91,800)
                      Converted - February 2005             (297,500)
                      Issued - April 2005                     500,000
                                                      ----------------

                  Balance - December 31, 2005         $       547,200
                                                      ================

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004

9     Capital Stock

        Authorized
              145,000,000 common shares, par value $0.001
                         5,000,000  preferred shares, par value $0.001
                                                                                  2005          2004
        Issued
           77,126,039 common shares (2004 - 63,013,500)                        $  77,126     $  63,013
                                                                               =========     =========

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

      In November 2003, the Company issued 80,000,000 common shares held in escrow as security for the convertible debt as described in note 8. The common shares are issued to the debt holder from escrow as it exercises its conversion right. Subsequently 15,919,694 shares have been issued on conversion of the convertible debt (as described below). As a result 64,080,306 shares remain in escrow. As the debt holder is not entitled to the rights of common shares held in escrow until conversion, the shares remaining in escrow have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

      In November 2003, the Company issued 1,500,616 common shares upon the conversion of $1,500 of the convertible debentures as described in note 8.

      In February 2004, the Company issued 2,357,185 common shares upon conversion of $500,000 of the convertible debentures as described in note 8

      In February 2004, the Company issued 475,000 common shares for consulting services valued at $35,000.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004

9     Capital Stock (cont'd)

      In March 2004, the Company issued 965,241 common shares upon the conversion of $125,000 of the convertible debentures as described in note 8

      In April 2004, the Company issued 1,000,000 common shares upon the conversion of $84,636 of the convertible debentures as described in note 8.

      In May 2004, the Company issued 1,256,506 common shares upon the conversion of $100,000 of the convertible debentures as described in note 8

      In July 2004, the Company issued 140,535 common shares upon conversion of $6,500 of the convertible debentures as described in note 8

      In August 2004, the Company issued 100,000 common shares for consulting services valued at $3,500.

      In August 2004, the Company issued 2,500,000 common shares for salaries valued at $87,500.

      In September 2004, the Company issued 5,947,831 common shares upon the conversion of $182,364 of the convertible debentures as described in note 8.

      In November 2004, the Company issued 5,000,000 common shares for salaries valued at $250,000.

      In November 2004, the Company issued 150,000 common shares for consulting services valued at $7,500.

      In November 2004, the Company issued 1,000,000 common shares as settlement for an outstanding trade payable valued at $110,000.

      In November 2004, the Company issued 2,251,054 common shares upon conversion of $46,500 of the convertible debentures as described in note 8

      In December 2004, the Company issued 450,000 common shares for consulting services valued at $18,000.

      In December 2004, the Company issued 1,280,000 common shares in exchange for 7,000 shares of A-Telecom valued at $51,200.

      In December 2004, the Company issued 500,726 common shares upon conversion of $17,000 of the convertible debentures as described in note 8

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


9     Capital Stock (cont'd)

      In January 2005, the Company issued 2,705,753 common shares upon conversion of $91,800 of the convertible debentures as described in note 8.

      In February 2005, the Company issued 4,769,079 common shares upon conversion of $161,500 of the convertible debentures described in note 8.

      In March 2005, the Company issued 300,000 common shares for consulting services valued at $11,400.

      In February 2005, the Company issued 4,013,041 common shares upon conversion of $136,000 of the convertible debentures as described in note 8.

      In April 2005, the Company issued 200,000 common shares for settlement costs (see note 7) valued at $14,200.

      In August 2005, the company issued 547,500 common shares for repayment of note payable valued at $31,290 (see note 7).

      In September 2005, the company issued 110,000 common shares for repayment of note payable valued at $5,225 (see note 7).

      In September 2005, the Company issued 650,000 common shares for consulting services valued at $20,150.

      In October 2005, the Company issued 190,000 common shares for repayment of note payable valued at $7,144 (see note 7).

      In November 2005, the Company issued 365,000 common shares for repayment of note payable valued at $10,299 (see note 7).

      In December 2005, the Company issued 262,166 common shares for repayment of note payable valued at $11,667 (see note 7).

      The convertible debentures as described in note 8 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


10    Income Taxes

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

      The Company has deferred income tax assets as follows:

                                                                                    2005             2004
      Temporary difference on Research and Development expense deducted
        over 5 years for tax purposes                                           $    23,500      $    32,000
      Net operating loss carryforwards                                              353,500          480,000
      Tax benefits from other miscellaneous timing differences:
        Allowance for bad debts                                                      33,000           15,500
      Valuation allowance                                                          (410,000)        (527,500)
                                                                                -----------      ------------

                                                                                $         -      $         -
                                                                                ===========      ============

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


11    Contingent And Commitment

      The Company has a contract with Parasytem Co. for future profit sharing at 50% regarding the Mobile phone detector the Company helped develop during 2005, service revenue is included in the 2005 revenues. Future sales of this product is unknown.

MB TECH INC.
Notes to Financial Statements
December 31, 2005 and  2004


12    Subsequent Events

      a)    Increase in Authorized Capital

            On February 10, 2006, the company increased its authorized common shares to 395,000,000, from 145,000,000.

      b)    Purchase of Metaware Co. Ltd.

            Effective March 6, 2006, the Company closed the share exchange agreement with Metaware Co. Ltd., ("Metaware") a Republic of Korea corporation, and acquired 51% of Metaware in exchange for 62,400,137 restricted common shares of the Company. Metaware is a digital telecommunications company headquartered in Seoul, Korea, with approximately 120 employees in five countries; it is the maker of various digital set-top box receivers and other products for the cable and satellite industry. Both MB Tech and Metaware will then try to complete the acquisition of the remaining 49% balance of Metaware which is currently held by a company listed on KOSDAQ, the Korean Stock Exchange. On completion of the merger, the management of Metaware replaced that of the Company.

      c)    Default in Note Payable

            Subsequent to the year end, the Company defaulted on the payments of the note payable and received a Garnishment Summons from Maricopa Equity Management Corp's lawyers. This matter is still on going as of the date of these financial statements.