Form 10QSB
period 2006-03-31
MB TECH INC
filed 2006-06-26
CIK 1085819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from _________ to _____________

                        Commission File Number: 000-26569

                                  MB TECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        NEVADA                          88-9399260
          ------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


                         4F, 111-1, Wonmi-Dong, Wonmi-Gu
                             Puchon City, Kyonggi-Do
                                Republic of Korea
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 82-31-757-1761
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                          Suite 5408, Dongseoul College
                    Bokjeong-dong, Sujeong-gu, Seongnam City
                                Republic of Korea
          -------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year if Changed
                               Since Last Report)


      Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company)as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,763,873 as of March 31, 2006.

      Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MB TECH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      PERIODS ENDED MARCH 31, 2006 AND 2005

                            (EXPRESSED IN US DOLLARS)

                                    UNAUDITED







                                    CONTENTS

Report of Independent Public Accounting Firm                                 1

Consolidated Balance Sheets                                                  2

Consolidated Statements of Stockholders' Deficiency                          3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                6-17

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of MB TECH INC.-

      We have reviewed the consolidated balance sheets of MB TECH INC. and subsidiaries (the "Company") as at March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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







TORONTO, CANADA                                        CHARTERED ACCOUNTANTS
June 20, 2006

MB TECH INC.
Consolidated Balance Sheets
March 31, 2006 and 2005
Unaudited

                                                                             2006          2005
                                     ASSETS
CURRENT
    Cash and cash equivalents                                           $     9,552    $    85,933
    Accounts receivable (net of allowance for
      doubtful accounts of $nil; 2005 - $97,426)                             18,357         97,426
                                                                        --------------------------

                                                                             27,909        183,359
EQUIPMENT (note 3)                                                           54,389         20,840
DEFERRED FINANCING COSTS (note 4)                                           246,794        250,461
INVESTMENT (note 5)                                                          54,289         52,458
PREPAIDS AND DEPOSITS                                                       138,691         39,276
                                                                        --------------------------


                                                                        $   522,072    $   546,394
                                                                        ==========================

                                   LIABILITIES
CURRENT
    Accounts payable                                                    $   214,336    $    85,035
    Advances from shareholder (note 6)                                       15,100             --
    Note payable (notes 7 and 13b)                                           56,250        159,000
    Loans payable (note 8)                                                  205,800             --
                                                                        --------------------------


                                                                            491,486        244,035

CONVERTIBLE DEBENTURES (note 9)                                             547,200        183,200
                                                                        --------------------------

                                                                          1,038,686        427,235
                                                                        --------------------------

                            STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 10)                                                      80,764         70,788
PAID IN CAPITAL                                                           2,121,648      1,779,082
ACCUMULATED OTHER COMPREHENSIVE INCOME                                         (627)        18,009
ACCUMULATED DEFICIT                                                      (2,718,399)    (1,748,720)
                                                                        --------------------------


                                                                           (516,614)       119,159
                                                                        --------------------------


                                                                        $   522,072    $   546,394
                                                                        ==========================

             (The accompanied notes of the financial statements are
                     an integral part of these statements)

APPROVED ON BEHALF OF THE BOARD

                     "HANWOOK BAE"          "SANGEON PARK"
                     -------------          --------------
                       Director                Director

MB TECH INC.
Consolidated Statements of Stockholders' Deficiency
Periods Ended March 31, 2006 and 2005
Unaudited

                                                                   PAID IN        ACCUMULATED                            TOTAL
                                                                 CAPITAL IN          OTHER                          STOCKHOLDERS'
                                 NUMBER OF         CAPITAL        EXCESS OF      COMPREHENSIVE      ACCUMULATED         EQUITY
                                  SHARES           STOCK          PAR VALUE          INCOME           DEFICIT          (DEFICIT)
                                -------------------------------------------------------------------------------------------------

Balance, January 1, 2005        63,013,500      $    63,013      $ 1,522,157      $    17,468       $(1,632,512)      $   (29,874)

Common stock issued for
  services                         300,000              300           11,100               --                --            11,400

Conversion of convertible
  debentures into common
  stock (note 10)                7,474,832            7,475          245,825               --                --           253,300

Foreign exchange on
  translation                           --               --               --              541                --               541

Net Loss                                --               --               --               --          (116,208)         (116,208)
                                -------------------------------------------------------------------------------------------------


Balance, March 31, 2005         70,788,332      $    70,788      $ 1,779,082      $    18,009       $(1,748,720)      $   119,159
                                =================================================================================================



Balance, January 1, 2006        77,126,039      $    77,126      $ 2,008,719      $    14,262       $(2,487,912)      $  (387,805)

Common stock issued for
  repayment of accounts
  payables and employee
  salaries (note 10)             3,100,000            3,100           83,200               --                --            86,300

Common stock issued for
  repayment of notes
  payable (note 10)                537,834              538           29,729               --                --            30,267

Foreign exchange on
  translation                           --               --               --          (14,889)               --           (14,889)

Net Loss                                --               --               --               --          (230,487)         (230,487)
                                -------------------------------------------------------------------------------------------------


Balance, March 31, 2006         80,763,873      $    80,764      $ 2,121,648      $      (627)      $(2,718,399)      $  (516,614)
                                =================================================================================================

             (The accompanied notes of the financial statements are
                     an integral part of these statements)

MB TECH INC.
Consolidated Statements of Operations
Periods Ended March 31, 2006 and 2005
Unaudited

                                                           2006              2005
NET SALES                                             $         --       $         --

COST OF SALES                                                   --                 --
                                                      -------------------------------


GROSS LOSS                                                      --                 --
                                                      -------------------------------



EXPENSES
    Salaries and benefits                                   96,098             46,626
    Consulting                                              59,854              7,200
    Travel                                                  16,547             14,036
    Fees and charges                                        11,595              9,351
    Rent                                                     7,470              3,176
    Research and development                                 5,247              5,383
    Office and general                                       5,217              3,189
    Taxes and dues                                           2,188              1,108
    Entertainment                                              625              1,972
    Amortization of financing costs                         19,278             19,118
    Depreciation                                             6,180              2,714
                                                      -------------------------------


                                                           230,299            113,873
                                                      -------------------------------


LOSS FROM OPERATIONS                                      (230,299)          (113,873)
                                                      -------------------------------


OTHER EXPENSES
    Interest expense                                          (127)            (2,237)
    Other expense                                              (61)               (98)
                                                      -------------------------------


                                                              (188)            (2,335)
                                                      -------------------------------


NET LOSS                                              $   (230,487)      $   (116,208)
                                                      ===============================


BASIC AND FULLY DILUTED LOSS PER SHARE (note 10)      $     (0.003)      $     (0.002)
                                                      ===============================


WEIGHTED AVERAGE NUMBER OF SHARES                       79,531,115         68,253,793

             (The accompanied notes of the financial statements are
                      an integral part of these statements)

MB TECH INC.
Consolidated Statements of Cash Flows
Periods Ended March 31, 2006 and 2005
Unaudited

                                                                               2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(230,487)      $(116,208)
    Adjustments for:
      Depreciation of equipment                                                 6,180           2,714
      Stock issued in exchange for services                                        --          11,400

    Net change in non cash working capital balances
      Accounts receivable                                                     (13,147)        198,811
      Prepaids and deposits                                                    24,271             122
      Accounts payable                                                         96,152        (245,240)
                                                                            -------------------------


                                                                             (117,031)       (148,401)
                                                                            -------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions of equipment                                                         --            (418)
                                                                            -------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for payment of accounts payable and
        notes payable                                                         116,567              --
    Amortization of financing costs                                            19,278          19,118
    Note payable                                                              (28,575)          2,043
    Payment on convertible debentures                                              --              --
    Proceeds from loans from shareholder                                          100              --
                                                                            -------------------------


                                                                              107,370          21,161
                                                                            -------------------------


FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                                      --          (4,627)
                                                                            -------------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (9,661)       (132,285)

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                               19,213         218,218

                                                                            -------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $   9,552       $  85,933
                                                                            =========================


INTEREST AND INCOME TAXES PAID:

    Interest paid                                                           $     127       $   2,237
                                                                            =========================


    Income taxes paid                                                       $      --       $      --
                                                                            =========================

             (The accompanied notes of the financial statements are
                      an integral part of these statements)

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


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

            The Company shifted its primary focus from the sale of LNBs to the sale of flat antennas in 2003. On December 20, 2004, the Company sold the operating assets from MB Tech Korea to its newly incorporated wholly-owned subsidiary Faserwave Inc. ("Faserwave") operating in Seoul Korea. In return, Faserwave assumed short-term debt and the intercompany payable of MB Tech Korea to MB Tech Inc. Shares of "MB Tech Korea" were then disposed of to the president of MB Tech Korea at no consideration. As a result the Company continued on the same business under Faserwave.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


1.    DESCRIPTION OF BUSINESS AND GOING CONCERN (cont'd)

      b)    Going Concern

            The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended March 31, 2006 and 2005, the Company experienced net losses of $230,487 and $116,208 respectively.

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

            In March 2006, the Company entered into a share exchange agreement with a Korean public company as described in note 13a). The merger is expected to result in additional investment in the Company.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


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

            The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      f)    Deferred Financing Costs

            Deferred financing costs are stated at cost and are being amortized on a straight line basis over the term of the related financing of 5 years.

      g)    Revenue Recognition

            The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

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

      j)    Currency Translation

            The Company's functional currency is the Korean Won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

            Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

            Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

            The convertible debentures as described in note 9 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


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


3.    EQUIPMENT

      Equipment is comprised as follows:

                                                                    2006                                      2005
                                                             ACCUMULATED                               Accumulated
                                               COST         DEPRECIATION                 Cost         Depreciation
                                            ----------------------------------------------------------------------
Furniture and office equipment               24,916               13,838               22,161                4,965
Vehicles                                     13,691                5,527                4,629                  985
Mould                                        41,160                6,013                   --                   --
                                            ----------------------------------------------------------------------


                                            $79,767              $25,378              $26,790              $ 5,950
                                            ----------------------------------------------------------------------

Net carrying amount                                              $54,389                                   $20,840
                                                                 -------                                   -------

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited





4.    DEFERRED FINANCING COSTS

                                                           2006                                        2005
                                                    ACCUMULATED                                 Accumulated
                                     COST          AMORTIZATION                  Cost          Amortization
                                 --------------------------------------------------------------------------
Financing costs                  $385,560              $138,766              $315,460              $ 64,999
                                 --------------------------------------------------------------------------

Net carrying amount                                    $246,794                                    $250,461
                                                       --------                                    --------

5.    INVESTMENT

      The investment represents a 5% ownership in a privately owned company located and operating in Seoul, Korea.


6.    ADVANCES FROM SHAREHOLDER

      The advances from shareholder are non interest bearing and due on demand.


7.    NOTE PAYABLE

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

      The $9,375 payments by stock issuance are to be paid from a lawyer's trust account and secured by sufficient free trading stock to be sold in an orderly manner over sixteen months. The company issued 3,000,000 common shares to a lawyer's trust account in July 2005. At March 31, 2006, 987,500 common shares are still held in escrow to be sold for these future repayments.

      In addition, 200,000 shares were issued in April 2005 for a value of $14,200 as per note 10.

      The Company is currently in default of its payment obligation as described in note 13b).

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


8.    LOAN PAYABLE

      The short term loan bears interest at 9%, is unsecured, and matures on June 30, 2006. Principal repayment is due upon maturity.


9.    CONVERTIBLE DEBENTURES

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

                  Balance - January 1, 2005              $       436,500

                      Converted - January 2005                   (91,800)
                      Converted - February 2005                 (297,500)
                      Issued - April 2005                        500,000
                                                         ---------------

                  BALANCE - MARCH 31, 2006               $       547,200
                                                         ===============


10.   CAPITAL STOCK

        Authorized
         395,000,000 common shares, par value $0.001
           5,000,000  preferred shares, par value $0.001

                                                                2006        2005
        Issued and outstanding
         80,763,873  common shares (2005 - 70,788,332)       $80,764     $70,788
                                                             ===================

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


10.   CAPITAL STOCK (cont'd)

      In May 2003, the Company issued 15,172,414 common shares for $390,000. Subsequently, the Company underwent a capital reduction, whereby 15,931,035 common shares were returned to treasury on a proportionate basis by all shareholders for no consideration.

      In June 2003, the Company issued 22,000,000 common shares in exchange for all the outstanding common shares of MB Tech Korea as described in note 1.

      In October 2003, the Company issued 8,240,000 common shares for $309,000 of consulting services with regard to the reverse takeover transactions as described in note 1.

      In November 2003, the Company issued 80,000,000 common shares held in escrow as security for the convertible debt as described in note 9. The common shares are issued to the debt holder from escrow as it exercises its conversion right. Subsequently 15,919,694 shares have been issued on conversion of the convertible debt (as described below). As a result 64,080,306 shares remain in escrow. As the debt holder is not entitled to the rights of common shares held in escrow until conversion, the shares remaining in escrow have not been presented as outstanding on the statement of stockholders equity nor have they been included in the earnings per share calculation.

      In January 2005, the Company issued 2,705,753 common shares upon conversion of $91,800 of the convertible debentures as described in note 9.

      In February 2005, the Company issued 4,769,079 common shares upon conversion of $161,500 of the convertible debentures described in note 9.

      In March 2005, the Company issued 300,000 common shares for consulting services valued at $11,400.

      In February 2005, the Company issued 4,013,041 common shares upon conversion of $136,000 of the convertible debentures as described in note 9.

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

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


10.   CAPITAL STOCK (cont'd)

      In October 2005, the Company issued 190,000 common shares for repayment of note payable valued at $7,144 (see note 7).

      In November 2005, the Company issued 365,000 common shares for repayment of note payable valued at $10,299 (see note 7).

      In December 2005, the Company issued 262,166 common shares for repayment of note payable valued at $11,667 (see note 7).

      In January 2006, the Company issued 1,000,000 common shares for repayment of accounts payable valued at $27,500.

      In February 2006, the Company issued 2,100,000 common shares for payment of employee salaries valued at $58,800.

      In January 2006, the Company issued 337,834 common shares for repayment of note payable valued at $20,466 (see note 7).

      In February 2006, the Company issued 139,560 common shares for repayment of note payable valued at $6,851 (see note 7).

      In March 2006, the Company issued 60,440 common shares for repayment of notes payable valued at $2,950 (see note 7).

      The convertible debentures as described in note 9 have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.


11.   INCOME TAXES

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($88,000) of taxable income and 29.7 percent of the excess. The U.S. tax rate is approximately 34%. However, no income tax is payable in 2006 and 2005 due to tax losses.

MB TECH INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited


11.   INCOME TAXES (cont'd)

      The Company has deferred income tax assets as follows:

                                                                                             2006             2005
               Temporary difference on Research and Development
               expense deducted over 5 years for tax purposes                           $  23,500        $  32,000
          Net operating loss carryforwards                                              $ 187,000        $ 560,000

          Tax benefits from other miscellaneous timing differences:
                  Allowance for bad debts                                                  33,000           15,500
          Valuation allowance                                                            (243,500)        (607,500)
                                                                                        --------------------------
                                                                                        $       -        $       -
                                                                                        ==========================

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


12.   CONTINGENCIES AND COMMITMENTS

      The Company has a contract with Parasystem Co. for future profit sharing at 50% regarding the Mobile phone detector the Company helped develop during 2005, service revenue is included in the 2005 revenues. Future sales of this product is unknown.

13.   SUBSEQUENT EVENTS

      a)    Purchase of Metaware Co. Ltd.

            In March 2006, the Company entered into a share exchange agreement with Metaware Co. Ltd., ("Metaware") a Republic of Korea corporation, and will acquire 51% of Metaware in exchange for 62,400,137 restricted common shares of the Company. Metaware is a digital telecommunications company headquartered in Seoul, Korea, with approximately 120 employees in five countries; it is the maker of various digital set-top box receivers and other products for the cable and satellite industry. Both the Company and Metaware will then try to complete the acquisition of the remaining 49% balance of Metaware which is currently held by a company listed on the Korean Stock Exchange. On completion of the merger, the management of Metaware will replace that of the Company.

      b)    Default in Note Payable

            Subsequent to the quarter end, the Company defaulted on the payments of the note payable and received a Garnishment Summons from Maricopa Equity Management Corp.'s lawyers. this matter is still on going as of the date of these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Shareholders and prospective investors should carefully consider the information in this discussion that makes owning or buying shares of the Company's common stock speculative and risky.

         The Company has not had revenues from operations in each of the last two fiscal years ended December 31, 2005 and the interim period ended March 31, 2006 for which financial statements are furnished in this Form 10-QSB.

         The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended March 31, 2006 and 2005, the Company experienced net losses of $230,487 and $116,208 respectively.

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and sustaining profitable operations.

         Management is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus from the sale of LNBs to the sale of flat antennas which management believes has a larger market and higher margins than LNBs. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

         In March 2006, the Company entered into a share exchange agreement with Metaware Co. Ltd., ("Metaware") a Republic of Korea corporation, to acquire 51% of Metaware in exchange for 62,400,137 restricted common shares of the Company. Metaware is a digital telecommunications company headquartered in Seoul, Korea, with approximately 120 employees in five countries; it is the maker of various digital set-top box receivers and other products for the cable and satellite industry. Both the Company and Metaware will then try to complete the acquisition of the remaining 49% balance of Metaware which is currently held by MT Group Co., a company listed on the Korean Stock Exchange. On the effective date of the merger, the management of Metaware l replaced the management of the Company.

         Management now expects that the Company can satisfy its cash requirements for the next 12 months through the public or private sale of equity and/or debt and through loans from affiliates and others. There is no assurance that the Company will be able to raise the necessary additional funds.

      OFF-BALANCE SHEET ARRANGEMENTS. The Company has no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

         The Company's principal executive officer and principal financial officer, officers of Metaware, were appointed to their positions after March 31, 2006, following the previously reported resignations of former management. Accordingly, they have had little time or opportunity to evaluate the effectiveness of the Company's internal disclosure controls and procedures of the Company, but based upon their limited review each of them is satisfied that the internal control over disclosure reporting is effective. However, they will be conducting a more comprehensive assessment to find any material weaknesses that might exist.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Subsequent to the quarter end, the Company defaulted on the payments of the previouisly reported note payable to Maricopa Equity Management and received a Garnishment Summons from Maricopa.'s lawyers. This matter is still on going as of the date of these financial statements.

            In April 14, 2005, the plaintiff and Maricopa had agreed on a settlement, which includes the following essential terms:

      The Company would pay the principal and interest as per the original note for a reduced total of $200,000. The amount would be paid over an eighteen month period. $25,000 was paid upon acceptance of the offer and an additional $25,000 in the second month, with $9,375 per month afterwards for sixteen months until the amount was paid in full. 200,000 shares of restricted stock were issued to Maricopa upon execution of the settlement agreement. Upon full payment, Maricopa was to give the Company a general release and full relief from the default judgment and a dismissal of the complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In March 2006, the Company entered into a share exchange agreement with Metaware Co. Ltd., ("Metaware") a Republic of Korea corporation, to acquire 51% of Metaware in exchange for 62,400,137 restricted common shares of the Company.

      During the first quarter, the Company issued shares of common stock for: repayment of accounts payable (1,000,000 shares - $27,500); payment of employee salaries (2,100,000 shares - $58,800); repayment of note payable (337,834 shares
- $20,466); repayment of note payable (139,560 shares - $6,851); and repayment of notes payable (60,440 shares - $26,000). See Note 10 of Notes to Consolidated Financial Statements. The Company relied upon the exemption from registration afforded by Section 4(2) for each of the issuances because the number of persons involved was less than 25 and all of the persons were knowledgeable and sophisticated about business and financial matters; no underwriters were involved.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None/not applicable, except see PART II, Item 1, above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of security holders during the quarterly period ended March 31, 2006.

ITEM 5.  OTHER INFORMATION.

            There are no procedures by which security holders may recommend nominees to the Company's board of directors, except direct, informal communications with present members.

ITEM 6.  EXHIBITS.

17     Consent of  SF Partnership, LLP

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

                                            MB TECH, INC.

Date: March 24, 2006                        By: /s/ Chanmyun Han
                                                -----------------------------
                                                Chanmyun Han, Chief Operating
                                                Officer and Treasurer